Form 10-Q
period 2013-06-30
Zlato Inc.
filed 2013-08-15
CIK 1576724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the quarter ended June 30, 2013

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from _____________ to ______________

                        Commission File Number 333-188610


                                   ZLATO INC.
             (Exact name of registrant as specified in its charter)

           Nevada
(State or other jurisdiction of                               (I.R.S. Employer
 Incorporation or organization)                              Identification No.)

                   Mlynska 28, 040 01 Kosice, Slovak Republic
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 646-875-5747

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Number of shares outstanding of the registrant's class of common stock as August 13, 2013: 5,000,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the quarter ended June 30, 2013.

                           FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS - INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-Q. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL OR THEY MAY BE UNSUCCESSUFL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

     Balance Sheets ..................................................   3

     Statements of Operations ........................................   4

     Statements of Stockholders' Deficit .............................   5

     Statements of Cash Flows ........................................   6

     Notes to the Financial Statements ...............................   7

                                   ZLATO INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                         June 30, 2013      March 31, 2013
                                                         -------------      --------------
                                                          (unaudited)
ASSETS

Current assets
  Cash and bank accounts                                    $  7,972           $ 14,445
  Prepaid office rent                                            355                 --
                                                            --------           --------
      Total current assets                                     8,327             14,445
                                                            --------           --------

Total assets                                                $  8,327           $ 14,445
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                  $    417           $     --
                                                            --------           --------
      Total current liabilities                                  417                 --
                                                            --------           --------
Stockholders' equity (Notes 4,5)
  Authorized:
    75,000,000 common shares Par value $0.001
  Issued and outstanding:
    5,000,000 common shares                                    5,000              5,000
  Additional paid-in capital                                  10,000             10,000
  Deficit accumulated during the development stage            (7,090)              (555)
                                                            --------           --------
      Total stockholders' equity                               7,910             14,445
                                                            --------           --------

Total liabilities and stockholders' equity                  $  8,327           $ 14,445
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                            Date of
                                                    Three Months        Incorporation on
                                                        Ended         February 25, 2013 to
                                                    June 30, 2013        June 30, 2013
                                                    -------------        -------------
REVENUE                                              $       --           $       --
                                                     ----------           ----------
OPERATING EXPENSES
  General & administrative                                  535                  535
  Organization                                               --                  555
  Professional fees                                       6,000                6,000
                                                     ----------           ----------
Loss before income taxes                                 (6,535)              (7,090)

Provision for income taxes                                   --                   --
                                                     ----------           ----------

Net loss                                             $   (6,535)          $   (7,090)
                                                     ==========           ==========
Basic and diluted loss per common share (1)
                                                     ==========           ==========
Weighted average number of common shares
 outstanding (Note 5)                                 5,000,000
                                                     ==========

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                               Deficit
                                                                             Accumulated
                                          Common Stock          Additional    During the      Total
                                       -------------------       Paid in     Development   Stockholders'
                                       Shares       Amount       Capital        Stage         Equity
                                       ------       ------       -------        -----         ------
Inception, February 25, 2013                --     $    --      $     --      $     --       $    --

Initial capitalization, sale of
 common stock to Director on
 February 25, 2013                   5,000,000       5,000        10,000            --        15,000

Net loss for the period                     --          --            --          (555)         (555)
                                     ---------     -------      --------      --------       -------

Balance March 31, 2013               5,000,000       5,000        10,000          (555)       14,445

Net loss for the period                     --          --            --        (6,535)       (6,535)
                                     ---------     -------      --------      --------       -------

Balance June 30, 2013                5,000,000     $ 5,000      $ 10,000      $ (7,090)      $ 7,910
                                     =========     =======      ========      ========       =======


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                             Date of
                                                     Three Months        Incorporation on
                                                         Ended         February 25, 2013 to
                                                     June 30, 2013        June 30, 2013
                                                     -------------        -------------
OPERATING ACTIVITIES
  Net loss for the period                              $ (6,535)            $ (7,090)
  Changes in operating assets and liabilities:
    Prepaid office rent                                    (355)                (355)
    Accounts payable                                        417                  417
                                                       --------             --------

Net cash used for operating activities                   (6,473)              (7,028)
                                                       --------             --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                     --               15,000
                                                       --------             --------

Net cash provided by financing activities                    --               15,000
                                                       --------             --------

(Decrease) increase in cash during the period            (6,473)               7,972

Cash, beginning of the period                            14,445                   --
                                                       --------             --------

Cash, end of the period                                $  7,972             $  7,972
                                                       ========             ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                           $     --             $     --
  Cash paid for interest                               $     --             $     --


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2013
                                   (unaudited)


NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on February 25, 2013. The Company is devoting substantially all of its present efforts to establish a new business. It is considered a development stage company, and has had no revenues from operations to date.

Initial operations have included organization and capital formation. Management is planning to develop and then market electronic medical record software for small to medium sized physician offices and clinics.

NOTE  2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS
The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to development stage enterprises. In the opinion of management, all adjustments considered necessary for fair presentation have been included in the financial statements. All losses accumulated since inception has been considered as part of the Company's development stage activities.

DEVELOPMENT STAGE COMPANY
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

BASIS OF PRESENTATION
The financial statements of the Company have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars. The Company has adopted a March 31 fiscal year end.

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2013
                                   (unaudited)


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE
The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. The Company has not issued any options or warrants or similar securities since inception.

DIVIDENDS
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

CASH
The Company's cash consists of funds deposited with its lawyer into the law firm's trust account.

FOREIGN CURRENCY TRANSLATION
The Company has adopted the US dollar as its functional and reporting currency because most of its transactions are denominated in US currency.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.

INCOME TAXES
A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax assets, will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2013
                                   (unaudited)


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION
The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses from the date of incorporation on February 25, 2013 to June 30, 2013 of $7,090. The Company intends to fund its expenditures through equity financing arrangements, which may be insufficient to fund its proposed development expenditures, working capital and other cash requirements through the next fiscal year ending March 31, 2014.

The ability of the Company to emerge from the development stage and continue as a going concern is dependent upon the Company's successful efforts to raise sufficient capital for its business plans and then attaining profitable operations. In response to these issues, management has planned the following actions:

     - The Company is planning to file and clear a Registration Statement with the SEC to raise additional equity funds through a public offering.

     - Management is currently formulating plans to develop and sell electronic medical records software to generate future revenues. There can be no assurances, however, that management's expectations of future revenues will be realized.

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2013
                                   (unaudited)


NOTE 3. GOING CONCERN (CONTINUED)

As of the date of the financial statements, there were no commitments for the additional equity funding. Management estimates the minimum amount of additional funding necessary to enable the Company to carry out its intended business plan and remain viable for at least the twelve months following the date of the financial statements is approximately $50,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. STOCKHOLDERS' EQUITY

AUTHORIZED

The Company is authorized to issue 75,000,000 shares of $0.001 par value common stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

ISSUED AND OUTSTANDING

On February 25, 2013 (inception), the Company issued 5,000,000 shares of its common shares to its President, Secretary Treasurer and Director for cash of $.003 per share or$15,000 in aggregate. See Note 5.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company's officer and director is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On February 25, 2013, the Company issued 5,000,000 shares of its common stock to its President, Secretary Treasurer and Director for cash of $15,000. See Note 4.

NOTE 6. INCOME TAXES

Net deferred tax assets are $0. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a 100% valuation allowance. Management believes it is likely that any deferred tax assets will not be realized.

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2013
                                   (unaudited)


NOTE 6. INCOME TAXES (CONTINUED)

The Company has a net operating loss carry forward of approximately $555 for the year ended March 31, 2013, which will expire by March 31, 2033.

NOTE 7. SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2013 and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-Q, together with the more detailed business information and the March 31, 2013 audited financial statements included in the Company's Registration Statement filed on Form S-1 Amendment No. 2 (File No. 333-188610), as filed with the SEC on July 23, 2013. It also includes our detailed expenditures and milestones for our plan of operations described herein. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute "forward-looking" statements.

GENERAL OVERVIEW

Our Company was incorporated in the State of Nevada on February 25, 2013 to engage in the development and sale of electronic medical record ("EMR") software for small and medium sized physician offices and clinics. Our principal executive offices are located at Mlynska 28, 040 01 Kosice, Slovak Republic. Our phone number is (646) 875-5747. We are a development stage company, we only just completed our first fiscal year end on March 31 and we have no subsidiaries.

We are in the early stages of developing our EMR software. We currently have no revenues, no operating history, and no users or revenues for our proposed software. Our plan of operations over the 12 month period following successful completion of our offering is to gain support for our concept and create fully functional EMR software. This product, when completed, will be commercially viable and available for commercial sale. Initially, the EMR software is planned to be a software tool that will collect and capture patient data electronically, and store it in a format that enables efficient access and viewing, and distribution by printing or email. Our planned second phase product development will focus on interconnectivity of our EMR software with various third party vital signs monitors, such as blood pressure monitors or temperature monitors.

We are in the initial stages of attempting to raise up to $50,000 in common share equity to proceed with our EMR first phase product development. In order to do so, we filed a Registration Statement with the SEC to conduct our initial public offering. Our Registration Statement was declared effective on August 12, 2013. As of the date hereof we have not raised any equity, and we cannot guarantee we will be successful in our business operations. Our business is subject to all of the risks inherent in the establishment of a new business enterprise and we are at least 18-24 months away (from the date hereof) from generating any revenue, if at all. We believe that the funds from this offering will allow us to operate for one year, only if we are successful in raising the maximum permitted under the offering.

Our current planned offering is also only sufficient to complete development of the basic EMR software, provided we raise the maximum. We currently estimate that we will require an additional $200,000 for the commercial launch of our basic EMR software and subsequent to the completion of the basic EMR software, another 8-10 months and $50,000 to develop the software development kit for interoperability with third parties.

From inception until the date of this filing we have had limited operating activities, primarily consisting of the incorporation of our company and the initial equity funding by our officer and director. We received our initial funding of $15,000 through the sale of common stock to our officer and director, who purchased 5,000,000 shares at $0.003 per share.

GOING CONCERN

We have very limited operations and no revenues. We have incurred losses from operations since inception. No revenues are anticipated until we complete and successfully commercialize our planned EMR software. The ability of our Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

Our activities to date have been financed from the proceeds of share subscriptions. From our inception to June 30, 2013 we have raised a total of $15,000 in gross proceeds from the issuance of our common stock. We require significant additional financing to develop our business. There is no guarantee that we will be able to raise any additional funds.

PLAN OF OPERATION

Our plan of operations over the 12 month period following successful completion of our offering is to create fully functional and compliant EMR software. This product will be commercially viable, and available for purchase when completed. Initially, the EMR system is planned to be a software tool that will collect and capture patient data in electronic format. We are also planning to provide file output in PDF format, so it can be emailed by the user.

The patient features that our EMR will include in this first phase are:

Patient Profile: First & Last Name, Contacts (street / city / zip code / country
 / phone / email)
Birthdate, Gender, Race, Weight, Height
Government or private care provider health identification number
Patient history including (family history
Medication history
Detailed appointment history
Scheduling
Patient next steps (Specialist? Pharmacy? Radiology? Routines? Other?)
Billing

All parameters will be PDF format enabled for printing and email, and will have a designated output directory associated with them for efficient clinical access and viewing. We are also planning to design all data fields with a text-based editor to allow for physician and any other user notes to be easily entered and captured on the patient file. In order to achieve our plan, we have established the following goals for this initial 12 month period:

     *    Create product overview and slide deck for investors
     * Identify all security and compliance requirements for our target market
     * Test and analyze various platform architectures and operating systems to ensure support of the functional / security requirements
     * Develop software on all parameters including bug tracking and project management
     *    Quality control tests on all software parameters
     *    Prepare test data into prototype
     *    Launch fully functional EMR software
     * Secure additional suitable financing to market our initial EMR software product and commence with the second phase of our product development.

RESULTS OF OPERATIONS

From the inception of our company on February 25, 2013 to March 31, 2013 (our first fiscal year end) we incurred a loss of $555, all of which was incurred for the incorporation of our company.

We incurred a loss of $6,535 for the three months ended June 30, 2013. Comparisons are not meaningful because our company was only just incorporated on February 25, 2013. This loss includes $535 for general and administrative costs and $6,000 for professional fees for our 2013 audit and legal fees associated with our S-1 Registration Statement for our initial public offering.

From inception on February 25, 2013 to June 30, 2013 we have incurred cumulative losses of $7,090. We believe we will continue to incur losses into the foreseeable future as we develop our business.

REVENUES

We did not generate any revenues from February 25, 2013 (inception) to June 30, 2013. We will not be in a position to generate revenues for at least 18-24 months from the date hereof. Future revenue generation is dependent on the successful development and commercial launch of our EMR software. We currently estimate that we will require an additional financing of $200,000 to launch our product.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our cash flow and operations solely from the sale of $15,000 of common stock to our director. Of the $15,000 we raised, $7,028 was used for operating activities since our inception on February 25, 2013. As of June 30, 2013, our resultant cash balance was $7,972 and our net working capital balance was $7,910.

As of the date hereof, our net working capital balance is $7,295. We believe our current cash and net working capital balance is only sufficient to cover our expenses for the next 4-6 months. If we cannot raise any additional financing prior to the expiry of this timeframe, we will be forced to cease operations and our business will fail.

Even under a limited operations scenario to maintain our corporate existence, we believe we will require a minimum of $11,000 in additional cash over the next 12 months to pay for the remainder of our total offering costs, and to maintain our regulatory reporting and filings. Other than our planned offering, we currently have no arrangement in place to cover this shortfall.

In order to achieve our stated business plan goals, we require the funding from this offering. We are a development stage company and have generated no revenue to date. We cannot guarantee that we will be able to sell all the shares required. Even if we are successful in raising all of the funding under this offering, we will still not be in a position to generate any significant revenues or become profitable. We still must raise significant additional funding to continue with our business. Our planned offering is only sufficient to enable us to develop our basic EMR software. We believe we will require an additional $200,000 for marketing expenses for the commercial launch of our basic EMR software and another 8-10 months and $50,000 to develop the software development kit for interoperability with third party monitoring equipment manufacturers.

These funds will have to be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of commercialization and further development are greater than we have budgeted. We will also require additional financing to sustain our business operations if we are ultimately not successful in earning revenues. We currently do not have any arrangements in place regarding our current offering or any subsequent offering for further financing and we may not be able to obtain financing when required. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of June 30, 2013.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Pursuant to Rule 601 of Regulation SK, the following exhibits are included herein or incorporated by reference.

Exhibit
Number                            Description
------                            -----------
  3.1        Articles of Incorporation*
  3.2        By-laws*
  31.1       Certification Pursuant to 18 U.S.C. ss. 1350, Section 302
  31.2       Certification Pursuant to 18 U.S.C. ss. 1350, Section 302
  32.1       Certification Pursuant to 18 U.S.C. ss.1350, Section 906
  101        Interactive Data Files pursuant to Rule 405 of Regulation S-T

----------
*    Incorporated  by  reference  to  our  S-1  Registration   Statement,   File
     333-188610, filed on May 15, 2013

Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August, 2013.

                                    ZLATO INC.


Date: August 13, 2013               By: /s/ Dana Gallovicova
                                       -----------------------------------------
                                    Name:  Dana Gallovicova
                                    Title: President, CEO, Secretary Treasurer
                                           Principal Executive, Financial
                                           and Accounting Officer