Form 10-Q
period 2013-09-30
Zlato Inc.
filed 2013-10-30
CIK 1576724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarter ended September 30, 2013

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

Number of shares outstanding of the registrant's class of common stock as October 28, 2013: 5,440,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the quarter ended September 30, 2013.

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

                                   ZLATO INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                              September 30,        March 31,
                                                                  2013               2013
                                                                --------           --------
                                                               (unaudited)
ASSETS

Current assets
  Cash and bank accounts                                        $ 26,638           $ 14,445
  Prepaid office rent                                                237                 --
                                                                --------           --------

      Total current assets                                        26,875             14,445
                                                                --------           --------

Total assets                                                    $ 26,875           $ 14,445
                                                                ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

      Total current liabilities                                 $     --           $     --
                                                                --------           --------

Stockholders' equity (Note 4,5)
  Authorized:
    75,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    5,440,000 and 5,000,000 common shares respectively             5,440              5,000
  Additional paid-in capital                                      31,560             10,000
  Deficit accumulated during the development stage               (10,125)              (555)
                                                                --------           --------

      Total stockholders' equity                                  26,875             14,445
                                                                --------           --------

Total liabilities and stockholders' equity                      $ 26,875           $ 14,445
                                                                ========           ========


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                      Date of
                                          Three Months          Six Months        Incorporation on
                                             Ended                Ended         February 25, 2013 to
                                          September 30,        September 30,        September 30,
                                              2013                 2013                 2013
                                           ----------           ----------           ----------
REVENUE                                    $       --           $       --           $       --
                                           ----------           ----------           ----------
OPERATING EXPENSES
  General & administrative                      1,285                1,820                1,820
  Organization                                     --                   --                  555
  Professional fees                             1,750                7,750                7,750
                                           ----------           ----------           ----------
Loss before income taxes                       (3,035)              (9,570)             (10,125)

Provision for income taxes                         --                   --                   --
                                           ----------           ----------           ----------

Net loss                                   $   (3,035)          $   (9,570)          $  (10,125)
                                           ==========           ==========           ==========
Basic and diluted loss per
 Common share (1)
                                           ==========           ==========           ==========
Weighted average number of common
 shares outstanding (Note 5)                5,004,782            5,002,404
                                           ==========           ==========

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                               Deficit
                                                                             Accumulated
                                          Common Stock          Additional    During the      Total
                                       -------------------       Paid in     Development   Stockholders'
                                       Shares       Amount       Capital        Stage         Equity
                                       ------       ------       -------        -----         ------
Inception, February 25, 2013                --     $    --      $     --      $     --       $    --

Initial capitalization, sale of
 common stock to Director on
 February 25, 2013                   5,000,000       5,000        10,000            --        15,000

Net loss for the period                     --          --            --          (555)         (555)
                                     ---------     -------      --------      --------       -------

Balance March 31, 2013               5,000,000       5,000        10,000          (555)       14,445

Common stock issued for cash           440,000         440        21,560            --        22,000

Net loss for the period                     --          --            --        (9,570)       (9,570)
                                     ---------     -------      --------      --------       -------

Balance September 30, 2013           5,440,000     $ 5,440      $ 31,560      $(10,125)      $26,875
                                     =========     =======      ========      ========       =======


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  Date of
                                                            Six Months        Incorporation on
                                                              Ended         February 25, 2013 to
                                                           September 30,        September 30,
                                                               2013                 2013
                                                             --------             --------
OPERATING ACTIVITIES
  Net loss for the period                                    $ (9,570)            $(10,125)
  Changes in operating assets and liabilities:
    Prepaid office rent                                          (237)                (237)
                                                             --------             --------

Net cash used for operating activities                         (9,807)             (10,362)
                                                             --------             --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                       22,000               37,000
                                                             --------             --------

Net cash provided by financing activities                      22,000               37,000
                                                             --------             --------

Increase in cash during the period                             12,193               26,638

Cash, beginning of the period                                  14,445                   --
                                                             --------             --------

Cash, end of the period                                      $ 26,638             $ 26,638
                                                             ========             ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $     --             $     --
  Cash paid for interest                                     $     --             $     --


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2013
                                   (unaudited)


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

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2013
                                   (unaudited)


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

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2013
                                   (unaudited)


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses from the date of incorporation on February 25, 2013 to September 30, 2013 of $10,125. The Company intends to fund its expenditures through equity financing arrangements, which may be insufficient to fund its proposed development expenditures, working capital and other cash requirements through the next fiscal year ending March 31, 2014.

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

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2013
                                   (unaudited)


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

ISSUED AND OUTSTANDING

On February 25, 2013 (inception), the Company issued 5,000,000 shares of its common shares to its President, Secretary Treasurer and Director for cash of $.003 per share or$15,000 in aggregate. See Note 5. On September 30, 2013 the Company accepted subscriptions under its registered offering for 440,000 shares of common stock for cash of $0.05 per share or aggregate proceeds of $22,000.

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

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2013
                                   (unaudited)


NOTE 6. INCOME TAXES (CONTINUED)

The Company has a net operating loss carry forward of approximately $555 for the year ended March 31, 2013, which will expire by March 31, 2033.

NOTE 7. SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2013 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

From inception through the first quarter, we had limited operating activities, primarily consisting of the incorporation of our company and the initial equity funding by our officer and director. We received our initial funding of $15,000 through the sale of common stock to our officer and director, who purchased 5,000,000 shares at $0.003 per share. We are in the initial stages of attempting to raise up to $50,000 in common share equity to proceed with our EMR first phase product development. In order to do so, we filed a Registration Statement with the SEC to conduct our initial public offering. Our Registration Statement was declared effective on August 12, 2013. As of the date hereof, we have raised $22,000 from the sale of 440,000 shares at $0.05 per share to 14 shareholders. While we are continuing to try and raise the maximum under our offering, we cannot guarantee we will be successful in doing so or with planned our business operations. Our business is subject to all of the risks inherent in the establishment of a new business enterprise and we are at least 18-24 months away (from the date hereof) from generating any revenue, if at all. We believe that the funds from this offering will allow us to operate for one year, only if we are successful in raising the maximum permitted under the offering.

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

Our activities to date have been financed from the proceeds of share subscriptions. From our inception to September 30, 2013 we have raised a total of $37,000 in gross proceeds from the issuance of our common stock. We require significant additional financing to develop our business. There is no guarantee that we will be able to raise any additional funds.

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

During the quarter ended September 30, 2013, we identified a qualified and cost effective development firm to design and develop our website. We also interviewed several prospective firms to develop our basic EMR software and have chosen a successful candidate, subject to completion of our maximum offering.

RESULTS OF OPERATIONS

From the inception of our company on February 25, 2013 to March 31, 2013 (our first fiscal year end) we incurred a loss of $555, all of which was incurred for the incorporation of our company.

We incurred a loss of $3,035 and $9,570 for the three and six month periods ended September 30, 2013 respectively. Comparisons are not meaningful because our company was only just incorporated on February 25, 2013. This loss includes $1,285 for general and administrative costs (6 months - $1,820) and $1,750 (6 months - $7,750) for professional fees for our 2013 audit, legal fees associated with our S-1 Registration Statement for our initial public offering and our ongoing reporting obligations as a public company.

From inception on February 25, 2013 to September 30, 2013 we have incurred cumulative losses of $10,125. We believe we will continue to incur losses into the foreseeable future as we develop our business.

REVENUES

We did not generate any revenues from February 25, 2013 (inception) to September 30, 2013. We will not be in a position to generate revenues for at least 18-24 months from the date hereof. Future revenue generation is dependent on the successful development and commercial launch of our EMR software. We currently estimate that we will require an additional financing of $200,000 to launch our product.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our cash flow and operations solely from the sale of $37,000 of common stock. During the quarter we sold 440,000 shares of our common stock to 14 non-affiliate shareholders under our registered offering for $22,000. Of the $37,000 we have raised since inception, $10,362 was used for operating activities since our inception on February 25, 2013. As of September 30, 2013, our resultant cash balance was $26,638 and our net working capital balance was $26,875.

As of the date hereof, our net working capital balance is approximately $26,125. We believe our current cash and net working capital balance is sufficient to cover our basic regulatory and reporting expenses for the next 12 months. If we cannot raise any additional financing under our offering, we will not be able to develop our basic EMR software and we may be forced to cease operations and our business will fail. Other than our planned offering, we currently have no other arrangements in place to cover this shortfall.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of September 30, 2013.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

                                    ZLATO INC.


Date: October 28, 2013              By: /s/ Dana Gallovicova
                                       -----------------------------------------
                                    Name:  Dana Gallovicova
                                    Title: President, CEO, Secretary Treasurer
                                           Principal Executive, Financial
                                           and Accounting Officer