Form 10-Q
period 2013-12-31
Zlato Inc.
filed 2014-02-05
CIK 1576724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the quarter ended December 31, 2013

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from _____________ to ______________

                        Commission File Number 333-188610


                                   ZLATO INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                46-3883208
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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Number of shares outstanding of the registrant's class of common stock as February 4, 2014: 6,000,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the quarter ended December 31, 2013.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

     Balance Sheets ................................................      3

     Statements of Operations ......................................      4

     Statements of Stockholders' Deficit ...........................      5

     Statements of Cash Flows ......................................      6

     Notes to the Financial Statements .............................      7

                                   ZLATO INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                            December 31, 2013      March 31, 2013
                                                            -----------------      --------------
                                                              (unaudited)
ASSETS

Current assets
  Cash and bank accounts                                        $ 38,385             $ 14,445
  Prepaid office rent                                                118                   --
                                                                --------             --------

      Total current assets                                        38,503               14,445
                                                                --------             --------

Total assets                                                    $ 38,503             $ 14,445
                                                                ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

      Total current liabilities                                 $     --             $     --
                                                                --------             --------

Stockholders' equity (Note 4,5)
  Authorized:
    75,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    6,000,000 and 5,000,000 common shares respectively             6,000                5,000
  Additional paid-in capital                                      59,000               10,000
  Deficit accumulated during the development stage               (26,497)                (555)
                                                                --------             --------

      Total stockholders' equity                                  38,503               14,445
                                                                --------             --------

Total liabilities and stockholders' equity                      $ 38,503             $ 14,445
                                                                ========             ========


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                          Date of
                                          Three Months           Nine Months          Incorporation on
                                             Ended                  Ended           February 25, 2013 to
                                        December 31, 2013      December 31, 2013      December 31, 2013
                                        -----------------      -----------------      -----------------
REVENUE                                    $       --             $       --             $       --
                                           ----------             ----------             ----------
OPERATING EXPENSES
  General & administrative                      6,338                  8,158                  8,158
  Organization                                     --                     --                    555
  Professional fees                            10,034                 17,784                 17,784
                                           ----------             ----------             ----------
Loss before income taxes                      (16,372)               (25,942)               (26,497)

Provision for income taxes                         --                     --                     --
                                           ----------             ----------             ----------

Net loss                                   $  (16,372)            $  (25,942)            $  (26,497)
                                           ==========             ==========             ==========
Basic and diluted loss per
 Common share (1)
                                           ==========             ==========
Weighted average number of
 common shares outstanding (Note 5)         5,817,391              5,275,054
                                           ==========             ==========


----------
(1) less than $0.01

   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                               Deficit
                                                                             Accumulated
                                          Common Stock          Additional    During the      Total
                                       -------------------       Paid in     Development   Stockholders'
                                       Shares       Amount       Capital        Stage         Equity
                                       ------       ------       -------        -----         ------
Inception, February 25, 2013                --     $    --      $     --      $     --       $    --

Initial capitalization, sale of
 common stock to Director on
 February 25, 2013                   5,000,000       5,000        10,000            --        15,000

Net loss for the period                     --          --            --          (555)         (555)
                                     ---------     -------      --------      --------       -------

Balance March 31, 2013               5,000,000       5,000        10,000          (555)       14,445

Common stock issued for cash         1,000,000       1,000        49,000            --        50,000

Net loss for the period                     --          --            --       (25,942)      (25,942)
                                     ---------     -------      --------      --------       -------

Balance December 31, 2013            6,000,000     $ 6,000      $ 59,000      $(26,497)      $38,503
                                     =========     =======      ========      ========       =======


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                        Date of
                                                               Nine Months          Incorporation on
                                                                  Ended           February 25, 2013 to
                                                             December 31, 2013      December 31, 2013
                                                             -----------------      -----------------
OPERATING ACTIVITIES
  Net loss for the period                                        $(25,942)              $(26,497)
  Changes in operating assets and liabilities:
    Prepaid office rent                                              (118)                  (118)
                                                                 --------               --------

Net cash used for operating activities                            (26,060)               (26,615)
                                                                 --------               --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           50,000                 65,000
                                                                 --------               --------

Net cash provided by financing activities                          50,000                 65,000
                                                                 --------               --------

Increase in cash during the period                                 23,940                 38,385

Cash, beginning of the period                                      14,445                     --
                                                                 --------               --------

Cash, end of the period                                          $ 38,385               $ 38,385
                                                                 ========               ========
Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                     $     --               $     --
  Cash paid for interest                                         $     --               $     --


The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2013
                                   (unaudited)


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

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2013
                                   (unaudited)


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

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2013
                                   (unaudited)


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses from the date of incorporation on February 25, 2013 to December 31, 2013 of $26,497. The Company intends to fund its expenditures through equity financing arrangements, which may be insufficient to fund its proposed development expenditures, working capital and other cash requirements through the next fiscal year ending March 31, 2014. The ability of the Company to emerge from the development stage and continue as a going concern is dependent upon the Company's successful efforts to raise sufficient capital for its business plans and then attaining profitable operations. In response to these issues, management has planned the following actions:

     - The Company filed and cleared a Registration Statement with the SEC to raise additional equity funds through a public offering, for which it raised $50,000.

     - Management is currently formulating plans to develop and sell electronic medical records software to generate future revenues. There can be no assurances, however, that management's expectations of future revenues will be realized.

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2013
                                   (unaudited)


NOTE 3. GOING CONCERN (CONTINUED)

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

ISSUED AND OUTSTANDING

On February 25, 2013 (inception), the Company issued 5,000,000 shares of its common shares to its President, Secretary Treasurer and Director for cash of $.003 per share or$15,000 in aggregate. See Note 5. On September 30 and October 31, 2013 the Company accepted subscriptions under its registered offering for 1,000,000 shares of common stock for cash of $0.05 per share or aggregate proceeds of $50,000.

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

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2013
                                   (unaudited)


NOTE 6. INCOME TAXES (CONTINUED)

The Company has a net operating loss carry forward of approximately $555 for the year ended March 31, 2013, which will expire by March 31, 2033.

NOTE 7. SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2013 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

We are in the early stages of developing our EMR software. We currently have no revenues, no operating history, and no users or revenues for our proposed software. Our plan of operations over the 12 month period is to gain support for our concept and create fully functional EMR software. This product, when completed, will be commercially viable and available for commercial sale.
Initially, the EMR software is planned to be a software tool that will collect and capture patient data electronically, and store it in a format that enables efficient access and viewing, and distribution by printing or email. Our planned second phase product development will focus on interconnectivity of our EMR software with various third party vital signs monitors, such as blood pressure monitors or temperature monitors.

We recently completed our registered offering and raised the maximum amount of $50,000. During the quarter ended December 31, 2013 we also completed development and launched our website. You can view it at www.zlatoinc.com. We also commenced with the design and development of our basic EMR software and anticipate that it will be complete in 4-6 months. On December 27, 2013 we received our OTCBB trading symbol "ZFLO" which we believe will assist us in future equity raises and potentially provide liquidity to our stockholders.

We cannot guarantee we will be successful in doing so or with planned our business operations. Our business is subject to all of the risks inherent in the establishment of a new business enterprise and we are at least 18-24 months away (from the date hereof) from generating any revenue, if at all. Our current funds are sufficient to allow us to operate for one year, and only sufficient to complete development of the basic EMR software. We currently estimate that we will require an additional $200,000 for the commercial launch of our basic EMR software and subsequent to the completion of the basic EMR software, another 8-10 months and $50,000 to develop the software development kit for interoperability with third parties.

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

Our activities to date have been financed from the proceeds of share subscriptions. From our inception to December 31, 2013 we have raised a total of $65,000 in gross proceeds from the issuance of our common stock. We require significant additional financing to develop our business. There is no guarantee that we will be able to raise any additional funds.

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

During the quarter ended December 31, 2013 we completed and launched our website and comemenced with the development of our basic EMR software.

RESULTS OF OPERATIONS

From the inception of our company on February 25, 2013 to March 31, 2013 (our first fiscal year end) we incurred a loss of $555, all of which was incurred for the incorporation of our company.

We incurred a loss of $16,372 and $25,942 for the three and nine month periods ended December 31, 2013 respectively. Comparisons are not meaningful because our company was only just incorporated on February 25, 2013. This loss includes $6,338 for general and administrative costs (9 months - $8,158) and $10,034 (9 months - $17,784) for professional fees. General and administrative costs include $5,510 paid to the Company's transfer agent to act on our behalf for our stockholders. Professional fees include $3,434 for the design and launch of our logo and website and $4,800 for EMR software development. The balance includes audit, legal fees associated with our S-1 Registration Statement for our initial public offering and our ongoing reporting obligations as a public company.

From inception on February 25, 2013 to December 31, 2013 we have incurred cumulative losses of $26,497. We believe we will continue to incur losses into the foreseeable future as we develop our business.

REVENUES

We did not generate any revenues from February 25, 2013 (inception) to December 31, 2013. We will not be in a position to generate revenues for at least 18-24 months from the date hereof. Future revenue generation is dependent on the successful development and commercial launch of our EMR software. We currently estimate that we will require an additional financing of $200,000 to launch our product.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our cash flow and operations solely from the sale of $65,000 of common stock. During the quarter we completed our registered offering and successfully raised $50,000 through the sale of 1,000,000 shares of our common stock to 31 non-affiliate shareholders. Of the $65,000 we have raised since inception, $26,615 was used for operating activities since our inception on February 25, 2013. As of December 31, 2013, our resultant cash balance was $38,385 and our net working capital balance was $38,503.

As of the date hereof, our net working capital balance is approximately $38,203. We believe our current cash and net working capital balance is sufficient to cover our plan of operations for the next 12 months, including all regulatory reporting and development of our basic EMR software. We still must raise significant additional funding to continue with our business. Our planned offering is only sufficient to enable us to develop our basic EMR software. We believe we will require an additional $200,000 for marketing expenses for the commercial launch of our basic EMR software and another 8-10 months and $50,000 to develop the software development kit for interoperability with third party monitoring equipment manufacturers.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of December 31, 2013.

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

                                    ZLATO INC.


Date: February 4, 2014              By: /s/ Dana Gallovicova
                                       -----------------------------------------
                                    Name:  Dana Gallovicova
                                    Title: President, CEO, Secretary Treasurer
                                           Principal Executive, Financial
                                           and Accounting Officer