Form 10-K
period 2014-03-31
Zlato Inc.
filed 2014-06-02
CIK 1576724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For fiscal year ended March 31, 2014

                        Commission File Number 000-55023

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

                                  646-875-5747
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address, and former fiscal year,
                          if changed since last report)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, par value $0.001
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

At September 30, 2013, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $NIL. At March 31, 2014, the end of the Registrant's most recently completed fiscal year, there were 6,000,000 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

                         ZLATO INC. - TABLE OF CONTENTS

          PART I

ITEM 1.   Business                                                            2
ITEM 1A.  Risk Factors                                                       10
ITEM 1B.  Unresolved Staff Comments                                          10
ITEM 2.   Properties                                                         10
ITEM 3.   Legal Proceedings                                                  10
ITEM 4.   Mine Safety Disclosures                                            10

          PART II

ITEM 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                  10
ITEM 6.   Selected Financial Data                                            11
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          11
ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk         14
ITEM 8.   Financial Statements and Supplementary Data                        15
ITEM 9.   Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure                                           26
ITEM 9A.  Controls and Procedures                                            26
ITEM 9B.  Other Information                                                  27

          PART III

ITEM 10.  Directors, Executive Officers, and Corporate Governance            27
ITEM 11.  Executive Compensation                                             29
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                    30
ITEM 13.  Certain Relationships and Related Transactions, and Director
          Independence                                                       31
ITEM 14.  Principal Accounting Fees and Services                             31

          PART IV

ITEM 15.  Exhibits, Financial Statement Schedules                            32

          Signatures                                                         33

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Zlato Inc., a Nevada corporation (the "Company"), contains "forward-looking statements," as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the Company's need for and ability to obtain additional financing, the volatility of real estate prices, and the exercise of the control by Dana Gallovicova, the Company's sole officer and director, other factors over which we have little or no control; and other factors discussed in the Company's filings with the Securities and Exchange Commission ("SEC").

Our management has included projections and estimates in this Form 10-K, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                                  INTRODUCTION

Unless otherwise specified or required by context, as used in this Annual Report, the terms "we," "our," "us" and the "Company" refer collectively to Zlato Inc. The term "fiscal year" refers to our fiscal year ending March 31. Unless otherwise indicated, the term "common stock" refers to shares of our common stock.

Our  financial  statements  are stated in United  States  Dollars  (US$) and are
prepared  in  accordance  with  United  States  generally  accepted   accounting
principles (U.S. GAAP).

                                     PART I

ITEM 1. BUSINESS

We were incorporated on February 25, 2013 in the State of Nevada to engage in the development and sale of electronic medical record ("EMR") software for small and medium sized physician offices and clinics. Our principal executive offices are located at Mlynska 28, 040 01 Kosice, Slovak Republic. Our phone number is
(646) 875-5747. We are a development stage company, and we have no subsidiaries.

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have not made any significant purchase or sale of assets. We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since we have a specific business plan or purpose. We have not had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

PRINCIPAL PRODUCTS AND SERVICES

We recently completed our registered offering and raised the maximum amount of $50,000. During the year ended March 31, 2014, we completed development of our basic EMR software and launched our website. You can view the website and register to view and use our EMR software at www.zlatoinc.com. On December 27, 2013, we received our OTCBB trading symbol "ZFLO" which we believe will assist us in future equity raises and potentially provide liquidity to our stockholders.

Our basic EMR software collects and captures patient data electronically, and stores it in a format that enables efficient access and viewing, and distribution by printing or email. Our planned second phase product development will focus on interconnectivity of our EMR software with various third party vital signs monitors, such as blood pressure monitors or temperature monitors.

We currently have no revenues, no operating history, and no users or revenues for our software. Our plan of operations over the next 12 month period is to raise an additional $200,000 for an adequate marketing program to launch our product, and $50,000 to further develop our software over an 8-10 month period to interface with third party diagnostic and vital signs monitor equipment suppliers.

We cannot guarantee we will be successful with planned our business plan. Our business is subject to all of the risks inherent in the establishment of a new business enterprise and we are at least 10-12 months away (from the date hereof) from generating any revenue, if at all. Our current funds are sufficient to allow us to operate for 6-8 months and are only sufficient to maintain our corporate existence and regulatory filings. We will not be able to commercially launch our EMR product without additional financing. Without additional financing on a timely basis, our business will fail.

PRINCIPAL PRODUCTS AND SERVICES

An Electronic Medical Record ("EMR") is the digital or software based version of a paper-based medical record, which is generated by the patient's healthcare provider for each patient encounter or visit. EMRs contain the data captured or transcribed in electronic format from all medical departments related to the particular visit, such as laboratory or blood work, pharmacy prescriptions, or x-ray or other forms of radiology or body scanning. Digital EMRs are stored on a computer database, either onsite or offsite, and the software is designed to provide a structured and integrated method of gathering, storing, retrieving, and sharing of a particular patient's healthcare record. This compares to traditional paper based records, which are written by hand and stored in physical paper files in the health care providers' physical office.

EMR solutions help to achieve paperless administration across the healthcare industry. This form of administration will ultimately facilitate the creation of a centralized patient repository. The records generated through successful implementation of EMRs in healthcare practices can be used for various purposes such as patient care, administration, research, healthcare quality improvement, and processing of reimbursements. EMR is a part of healthcare information technology that is used to make paperless computerized patient data in order to increase efficiency of primary care facilities.

In the USA and most other developed countries that have either privately or publically funded healthcare, paper based and EMR software and records are maintained and controlled by the healthcare provider organization (hospital, clinic or physician). We believe our product can potentially provide a superior solution to reduce the time and cost to record patient data through the standardization of data entry, enable more comprehensive real time data entry, and enable the smaller and medium sized offices to better manage their patient records, all of which can potentially reduce record errors.

Our basic EMR software has been developed to provide on line, real time computer access and contains an easy to use physician/medical personnel interface, and an electronic database backend which collects and organizes all patient data in an efficient, error free, and secure, and private manner. If we are successful in raising suitable financing to launch our product, we plan to modify the EMR software to satisfy all mandatory regulatory and compliance issues in the countries where we ultimately offer the product, and ensure that it qualifies for any available EMR incentive funding available from government agencies. Our software was designed with open architecture, therefore allowing changes, additions, modifications of EMR components with ease. This flexibility will be paramount when we begin to seek multiple device manufacturers for connectivity, as each device will require its unique components to interface with our system to capture patient data without the need for human interface.

Our planned distribution and revenue models may undergo significant revisions, as we get closer to launching our commercial product. At this stage in our development, there can be no assurance that we will be successful in generating revenues from our product, or that users will be receptive to even using the product.

THE MARKET

We consider our proposed business to be a segment of the overall health care industry. We are planning to target small to medium sized physician offices and clinics in the USA if we are successful in raising funds to commercialize our product. According to the most recent Federation of State Medical Boards census, there were approximately 878,000 physicians in the USA in 2012 and although there are no current definitive government statistics, various private surveys of medical professionals generally indicate that a significant majority were practicing in groups of 9 or less. We are also planning to focus on the USA because the USA is primarily a private, for profit system under which physicians have significant autonomy over equipping their practices and related infrastructure.

Two primary factors are driving the conversion to EMR from paper based records. First, is the rising demand for the healthcare cost containment and need to improve the quality of healthcare services. EMR solutions will help to improve clinical efficiency in the following ways:

     *    Provide improved accessibility to patient records
     * Improved communication between provider and clinical departments such as pharmacy, laboratory, and other clinical departments
     *    Improved communication among healthcare facilities
     * Reduced transcription errors, resulting in saved time / costs and lesser number of chart
     *    Improved clinical decision making with correct data
     *    Automated Vital Signs Integration from Device/Monitoring systems
     *    Increases Profitability for Physicians

Secondly, EMR adoption is expected to increase significantly due to incentive funding for EMR implementation as part of the American Recovery and Reinvestment Act (See "Government Regulations"). Beginning in 2013, doctors who don't prescribe electronically are penalized financially. Although this mandate is Medicare-driven, Medicare collects statistics for patients of all ages and insurance groups, not just those receiving Medicare benefits. Because of their size and use, we believe Medicare requires will eventually drive conversion to
EMR  for  all  records,   whether  Medicare  related  or  not.

COMPETITION AND COMPETITIVE STRATEGY

Although our basic EMR software has been developed, we currently do not have the financial resources to market and sell it.

Our EMR software will be competing in the healthcare industry for primarily small and medium sized physician offices and clinics. The U.S. EMR software market currently has many competitors. Our competitors vary in size and cost structure from very small companies with limited resources to very large, diversified corporations with greater financial and marketing resources than ours. We are considered the smallest as we do not currently our product available for sale or use. We will be competing with well funded start-ups, traditional independent software developers and manufacturers, and fully integrated large private and publicly held companies producing a wide range of products and services. We will likely face additional competition from the entry of new companies into our target market.

Our competitors have significantly greater resources and are able to spend more time and money on concept and focus testing, software and product development, testing and marketing. Lead times are significant for the adoption and regular use of EMR software by any given small to medium sized physician office or clinic. Conversions of paper records to EMR databases usually involve customization and significant time to train personnel and convert paper records. Competition is also based on product quality and features, data storage, brand-name recognition, ease of use, effectiveness of marketing and price. In order to compete effectively, we believe we must offer:

     -    Competitive pricing
     -    24 hour user support
     -    99.999% guaranteed uptime for hosted solutions
     -    Rapid development of new features
     -    Incentives and bonuses to clients who refer new customers
     -    Dedicated sales and support staff
     -    Work directly with users to develop features according to their needs
     - Work directly with all the major device manufacturers to integrate their devices seamlessly into our system

In addition, regardless of our competitor's market position, financial resources or size, our success also depends on our ability to successfully execute several other competitive strategies, which we believe must successfully address the following for our customers:

INCREASE OFFICE PRODUCTIVITY AND CLINICAL WORKFLOW: Our EMR product must ultimately reduce office transition time and resources to convert the existing paper records, in addition to ongoing daily data record keeping.

CONNECTIVITY AND INTEGRATED AUTOMATION OF PATIENT VITAL SIGNS: Ultimately, our EMR software must have the ability to record patient vital signs directly from a given monitoring device, such as a blood pressure monitor, seamlessly into the EMR database. This reduces human data entry errors and increases office productivity. In the future, we plan to incorporate this functionality by creating vital signs capture through the use of an integrating software development kit for use with various diagnostic monitoring equipment manufacturers.

REDUCED USER COST THROUGH THE USE OF OPEN SOURCE SOFTWARE: We believe we can achieve a pricing advantage over our competitors, as our software has been created from `open-source software.' and modified to suit our needs. As a result, our software development costs are reduced, which enables us to pass these savings onto customers. Open source software is where the original creator provides the rights to study, change and distribute the software for free to anyone and for any purpose. Typically, open source software is found on the internet and is obtained at no cost, free of licensing fees, which enables us to pass on those savings to our users

DATA BACK-UP: Our EMR database is backed up instantly when data is entered. The back up facilities can either be managed in house on separate servers or with independent third party data storage facilities.

PHYSICIAN/OPERATOR REMOTE ACCESS: Our software offers physicians and their approved operators the ability to remotely login and view patient records via secure access. We believe remote access is a competitive advantage that most other EMR providers do not provide, and is an invaluable feature when physicians and care providers not in the office and require patient data.

DATA SECURITY & ENCRYPTION: Data security is a key aspect of our software to comply with HIPAA security rules (See "Government Regulations") and ensure data security. Encryption is the conversion of data into a form, often called ciphertext, which cannot be understood by another party, human or machine, without being decrypted first. Our software programs and all future client installations have been configured to comply with current HIPPA rules and offer a high level of protection through the use of algorithms to scramble the original input data into a new form which cannot be read without the use of decryption keys.

In order for our software and our company to be successful, we will first need to alert our target market about our proposed EMR product and the advantages we intend to offer our prospective customers when we have the financing to do so. We will also have to develop a comprehensive, ongoing marketing plan to sell the software. We believe our marketing and promotion strategy will be subject to major revisions are we get closer to actually launching the product.

SALES STRATEGY

We are still in the planning and formulation stages with respect to the commercialization of our product. Our planned sales strategy, as discussed herein, may change significantly as we get closer to commercialization.

We plan to price our software product competitively. Current EMR software is generally licensed to the user by the developer or distributor. The user typically pays a one time implementation fee for the basic system. In North America, the fee typically varies from $500.00 for single practitioners to $1,500-2,000 for medium sized offices and clinics with 10+ physicians. Annual license fees, which include technical support and annual security/encryption renewals, currently average approximately $4,500-7,000 per year. Software development kits for connectivity to vitals monitors and third party monitoring equipment is priced in addition to the basic implementation and licensing fees, and is generally determined on a case by case basis.

Initially, we plan to use our corporate website and contract a professional sales consultant to market and sell our proposed product. In addition to corporate information and other standard sections contained on the website, we plan to use our website as a sales tool for our initial product release, new releases and updates, new industry trends and concepts. We will seek out a contract professional with extensive experience in Health Information Technology ("HIT") and a solid data base of medical industry contacts and relationships. HIT includes both basic EMR recordkeeping and databases, vitals and other monitor connectivity. Additionally, we plan to focus all of our selling activities on the concept of return on investment ("ROI") to both end use customers and distributors. We believe the economic focus on ROI for adoption and use of our product will assist the growth of initial sales, resultant testimonials and ultimately, proof that clearly demonstrates the effectiveness of our EMR solution. We believe this will allow us to leverage sales contracts early, and ultimately drive revenue. This focus should also demonstrate to our prospective customers that we have a strong grasp on the various components that contribute to a positive and beneficial ROI to the user.

Ultimately, we need to demonstrate that the scope of improved efficiency varies with degree of implementation, and includes reduced labor costs, improved cash flow, streamlined clinical and financial management workflow, increased reimbursement, and detailed financial reporting, all of which can potentially increase profits for our users.

Prior to product launch, we plan to identify various medical conferences, forums and trade shows across the country, which focus on Medical devices and/or information technology. Attending a select number of trade shows will be a key component of our initial sales and marketing strategy to demonstrate the technology and the positive attributes of our solution. These forums include:

     *    Medical Associations (i.e.: American Medical Association)
     *    Trade Shows & Medical conferences
     *    Physician Education Campaigns

DISTRIBUTION OF PRODUCTS OR SERVICES

When our EMR software is ready for commercial sale, we plan to distribute it through four primary channels:

Direct Selling: Our contract sales consultant, when hired, will be responsible for developing direct sales. This model will allow the Company to have direct control and influence over customization for vital sign automation with specific customers.

Partnerships with diagnostic vital sign monitor manufacturers: This channel is invaluable for two primary reasons. These manufacturers already have a captive audience with physicians and clinics, and they also have significant interest in developing interoperability with their vital signs equipment.

Medical Distribution Companies: This channel would entail medical distribution supply companies re-selling our product to our target market. This will involve establishing `list price' and industry-comparable distributor discounts of approximately 30-40% off list.

SAAS model: Software as a service, meaning that our staff will run the application and store the data. The data would be encrypted and stored on secured servers.

Our   distribution   plans  may  change   significantly  as  we  get  closer  to
commercializing our product.

SOURCES AND AVAILABILITY OF PRODUCTS AND SUPPLIES

There are no constraints on the sources or availability of outsource software developers and supplies related to our business. We have been using either local third party software development contractors or firms based in Eastern Europe for development, and plan to continue doing so for client installations and to develop third party interfaces, when we have the necessary financing to do so.

Our officers and directors will continue to be responsible for the entire development and production process including manpower requirements and the supervision and coordination of internal and external resources. We currently do not anticipate any supply or manpower availability constraints with respect to identifying and choosing any of the contractors we require.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We plan on selling our products and services directly and indirectly to small and medium sized, end use, physician offices and clinics. Therefore, we do not anticipate dependence on one or a few major customers.

GOVERNMENT REGULATIONS

There are numerous laws and regulations that govern the use, storage and transmission of patient medical records to protect privacy. Laws and regulations vary significantly by country, and even by state in the USA. Because patient privacy is of critical importance, laws and regulations are expected to become even more burdensome to protect against electronic theft, or unauthorized transmission or use of patient records. In order to comply, we will likely be required to modify our software and data storage for each jurisdiction in which we intend to sell our product. Additionally, we are unable to predict the impact that these modifications and future legislation, legal decisions or regulations concerning our EMR software may have on our business, financial condition, and results of operations. If we are found to be negligent in the design of our software which results in unauthorized transmission or use of patient data, we could be subject to lawsuits and penalties which could severely affect our business.

At the federal level in the USA, the privacy of individually identifiable health information, the security of electronic protected health information including EMRs, and confidentiality of identifiable information being used to analyze patient safety events and improve patient safety is protected under the Health Insurance Portability and Accountability Act ("HIPPA"). HIPAA requirements and security rules give patients more control over their health information, set limits on the use and release of their medical records, and establishes a series of privacy standards for health care providers which provides penalties for those who do not follow these standards. EMRs require the use of data encryption for transmission and storage, ensuring that only the intended recipients are able to view them. There are other HIPAA data security systems that are typically installed on health care computer systems and networks, including firewalls to prevent unauthorized access, and electronic auditing systems which require users to identify themselves and which log specific records that are accessed by them. Many health care providers find it useful to have HIPAA data security audits of their systems performed on a regular basis. These examinations and reports, if addressed properly, can serve to ensure a high level of compliance and also to mitigate penalties for inadvertent problems. HIPAA electronic medical records privacy rules allow health care providers to use or disclose patient health information, such as diagnostic images, laboratory tests, diagnoses, and other medical information for treatment purposes without the patient's authorization. This includes sharing the information to consult with other providers, including providers who themselves are not covered entities (as defined by HIPAA), to aid in the treatment of a different patient, or to refer the patient to a specialist.

Our business is also subject to the HITECH Act (Health Information Technology for Economic and Clinical Health) which is part of the American Recovery and Reinvestment Act of 2009. The Act, which is considered to be beneficial to our business, (provided we can introduce our product in a timely manner), outlines many new initiatives for the use of technology in the healthcare industry, including certain incentive payments for implementation of EMR systems by early adopters by 2014, disincentives for late adopters subsequent to 2014, and certain "meaningful use" criteria. Meaningful use is the set of standards defined by the Centers for Medicare & Medicaid Services (CMS) Incentive Programs that governs the use of electronic health records and allows eligible providers and hospitals to earn incentive payments by meeting specific criteria. The goal of meaningful use is to promote the spread of electronic health records to improve health care in the United States. The benefits of the meaningful use of EMR's include:

COMPLETE AND ACCURATE INFORMATION: With electronic medical records, providers have the information they need to provide the best possible care. Providers will know more about their patients and their health history before they walk into the examination room.

BETTER ACCESS TO INFORMATION: Electronic medical records facilitate greater access to the information providers need to diagnose health problems earlier and improve the health outcomes of their patients. Electronic health records also allow information to be shared more easily among doctors' offices, hospitals, and across health systems, leading to better coordination of care.

PATIENT EMPOWERMENT: Electronic health records will help empower patients to take a more active role in their health and in the health of their families. Patients can receive electronic copies of their medical records and share their health information securely over the Internet with their families.

We have developed our basic EMR software and client installation procedures to comply with these regulations, which may be subject to change at our cost at any time in the future.

PATENT, TRADEMARK, LICENSE & FRANCHISE RESTRICTIONS AND CONTRACTUAL OBLIGATIONS & CONCESSIONS

We currently do not own any intellectual property have not obtained any copyrights, patents or trademarks in respect of any intellectual property. Software is susceptible to piracy and unauthorized copying. Our primary protection against unauthorized use, duplication and distribution of our products is copyright and trademark protection of our software product and any related elements and enforcement to protect these interests. As we get closer to commercializing and selling our product, we plan to copyright and trademark the following:

     * Trademarks associated with elements of the software, such as any logos;
     *    Trademarks under which the software is marketed;
     *    the copyrights for the software

We plan to register copyrights and trademarks in countries where we distribute our product. We may seek other protection over these assets if we have the cash resources to do so.

We have not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We plan on spending $50,000 for software development activities over 12 months from the successful completion of our second round financing described herein. This includes all user input design, design and programming for our planned vital signs equipment inoperability kit.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

In addition to being our sole officer and director, Ms. Gallovicova is currently our only employee. She is currently planning to devote a minimum of 30 hours per week to company matters, but has indicated that he will devote more time as the board of directors determines is necessary to manage the affairs of the company. There is no formal employment agreement between the Company and Ms. Gallovicova.

Under our original plan of operations for 2014, we planned on hiring a sales consultant prior to our fiscal year end. We have postponed this hire until we are successful in raising the additional financing described herein due to current cash constraints.

ITEM 1A. RISK FACTORS

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not currently own any real property. Our corporate offices are located at Mlynska 28, 040 01 Kosice, Slovak Republic. We pay annual rent of $502 for this shared office space. This location will serve as our primary executive offices for the foreseeable future. Management believes the current premises arrangements are sufficient for its needs for at least the next 12 months.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISLOSURES

Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Effective December 27, 2013, our common shares have been quoted on the OTC Bulletin Board under the ticker symbol ZFLO. As of the date hereof, there have not been any trades.

HOLDERS

On May 26, 2014 there were 28 holders of record of our common stock.

DIVIDEND POLICY

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future, as we expect to retain our future earnings for use in the operation and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2014.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

GOING CONCERN

Our auditor's report expresses an opinion over our March 31, 2014 financial statements that substantial doubt exists as to whether we can continue as an ongoing business. We have very limited operations and no revenues. We have incurred losses from operations since inception. No revenues are anticipated until we complete and successfully commercialize our planned EMR software. The ability of our Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

Our activities to date have been financed from the proceeds of share subscriptions. From our inception to March 31, 2014, we have raised a total of $65,000 in gross proceeds from the issuance of our common stock. There is no guarantee that we will be able to raise any additional funds through any other offerings or methods.

OVERVIEW

Statements  in this  section  and  elsewhere  in this  Form  10-K  that  are not
statements   of  historical   or  current  fact   constitute   "forward-looking"
statements.

LIMITED OPERATING HISTORY AND NEED FOR ADDITIONAL CAPITAL

Our Company was incorporated in the State of Nevada on February 25, 2013 to engage in the development and sale of EMR software for small to medium sized physician offices and clinics. We are a development stage company with very limited financial backing and assets. We will then need to raise additional financing to commercially launch our product and provide additional functionality.

Our long term business objectives are:

     * Achieve ongoing profitability from the sale of our products and create value for our stockholders, users and clients.
     * Become a well-recognized brand for easy to use , cost effective EMR software and connectivity to third party diagnostic equipment
     *    Develop a leadership role over time in our specialty.

We currently have no employees. During the first stages of our company's growth, our officer and director will provide her time free of charge to execute our business plan. Due to limited financial resources, she is planning to dedicate between 30 hours per week, to ensure all operations are executed. Since we intend to operate with very limited administrative support, our officer and director will continue to be responsible for administering the company at least until we raise suitable additional financing to launch our product. If successful, we plan on hiring one sales consultant for direct sales and marketing activities.

We cannot guarantee we will be successful in our business operations. Our business is subject to all of the risks inherent in the establishment of a new business enterprise and we are a number of months away from generating any revenue, if at all.

12 MONTH PLAN OF OPERATION

Our plan of operations over the next 12 month period is focused exclusively on raising additional capital for the commercial launch of our basic EMR software and development of an interoperability kit with third party monitoring equipment. We currently estimate we will require and additional $200,000 for the commercial launch of our basic EMR software and another 8-10 months (subsequent to the completion of our basic EMR software) and $50,000 to develop the software development kit for interoperability with third parties. We do not have any arrangements in place for this additional financing.

Our commercial launch budget also includes approximately $20,000 for the development of an automated software deployment system which will enable us to either run the software for licensed users on our servers, or sell our software to clients via the internet. Fixes and updates can also be easily deployed through this system, ensuring that all of our clients are running on the latest version. We also plan to hire a contract sales consultant at a monthly cost of $3,000. His or her initial responsibilities will focus on the selection of several beta test clients to test our software prior to commercial sale.

Ms. Gallovicova will also be responsible for all financing activities, and developing all job specifications for our third party contract software developers or firms. She will also be responsible for hiring the sales consultant, and will oversee the sales consultant in their role specifically as beta test subjects are selected and the marketing plan is developed.

Without additional financing on a timely basis, our business will fail.

RESULTS OF OPERATIONS

We incurred a loss of $50,947 for the year ended March 31, 2014. The comparison to the loss of $555 from February 25, 2013 (inception) to March 31, 2013 is not meaningful. Our 2014 loss includes $40,643 for professional fees and $10,304 for general and administrative costs.

From inception on February 25, 2013 to March 31, 2014 we have incurred cumulative losses of $51,502. We believe we will continue to incur losses into the foreseeable future as we develop our business.

REVENUES

We did not generate any revenues from February 25, 2013 (inception) to March 31, 2014. Future revenue generation is dependent on the successful commercial launch of our EMR product, for which we need significant financing to market and sell our product.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our cash flow and operations solely from the sale of common stock. During the year ended March 31, 2014, we were successful in completing our registered offering. We raised a gross amount of $50,000 through the sale of 1,000,000 shares at $0.05 per share.

We started our fiscal year ending March 31, 2014 with $14,445 in cash and net working capital. As previously indicated, we raised $50,000 from the sale of common shares under our registered offering. During the year ended March 31, 2014, we used $50,847 in cash for our operations. As a result, our remaining cash balance as of March 31, 2014 was $13,598. We also have outstanding accounts payable of $100. Therefore, our net working capital balance as of March 31, 2014 was $13,498.

We are a development stage company and have generated no revenue to date. We believe our current cash and net working capital balance is sufficient to cover our expenses for the next 6-8 months and will only enable us to maintain our corporate existence and complete all of our regulatory filings. We still must raise significant additional funding to continue with our business. We believe we will require an additional $200,000 for marketing expenses for the commercial launch of our basic EMR software and another 8-10 months and $50,000 to develop the software development kit for interoperability with third party monitoring equipment manufacturers.

If we cannot raise additional financing prior to the expiry of this timeframe, we will be forced to cease operations and our business will fail.

These funds will have to be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of commercialization and further development are greater than we have budgeted. We will also require additional financing to sustain our business operations if we are ultimately not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

SUBSEQUENT EVENTS

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                   Zlato Inc.
                          (A Development Stage Company)
                             March 31, 2014 and 2013

Report of Independent Registered Public Accounting Firm                       16

Balance Sheets as of March 31, 2014 and 2013                                  17

Statements of Operations  for the Years Ended March 31, 2014 and 2013,
and from February 25, 2013  (Inception)  through March 31, 2014               18

Statement of Stockholders'  Equity for the Years Ended March 31, 2014
and 2013, and from February 25, 2013 (Inception) through March 31, 2014       19

Statements of Cash Flows for the Years Ended March 31, 2014 and 2013,
and from February 25, 2013  (Inception)  through March 31, 2014               20

Notes to the Financial Statements                                             21

                          PLS CPA, A Professional Corp.
        * 4725 MERCURY STREET SUITE 210 * SAN DIEGO * CALIFORNIA 92111 *
      * TELEPHONE (858)722-5953 * FAX (858) 761-0341 * FAX (858) 764-5480 *
                         * E-MAIL changgpark@gmail.com *


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Zlato, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Zlato, Inc. (A Development Stage "Company") as of March 31, 2014, and the related statements of operation, stockholders' equity, and cash flows for the year then ended and for the period from February 25, 2013(inception) to March 31, 2014. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zlato, Inc. as of March 31, 2014, and the results of its operation and its cash flows for the year then ended and for the period from February 25, 2013(inception) to March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PLS CPA
---------------------------------
PLS CPA, A Professional Corp.
June 2, 2014
San Diego, CA. 92111



          Registered with the Public Company Accounting Oversight Board

                                   ZLATO INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                             March 31, 2014        March 31, 2013
                                                             --------------        --------------
ASSETS

Current assets
  Cash and bank accounts                                        $ 13,598              $ 14,445
                                                                --------              --------
      Total current assets                                        13,598                14,445
                                                                --------              --------

Total assets                                                    $ 13,598              $ 14,445
                                                                ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                              $    100              $     --
                                                                --------              --------
      Total current liabilities                                      100                    --
                                                                --------              --------
Stockholders' equity
  Authorized:
    75,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    6,000,000 and 5,000,000 common shares respectively             6,000                 5,000
  Additional paid-in capital                                      59,000                10,000
  Deficit accumulated during the development stage               (51,502)                 (555)
                                                                --------              --------
      Total stockholders' equity                                  13,498                14,445
                                                                --------              --------

Total liabilities and stockholders' equity                      $ 13,598              $ 14,445
                                                                ========              ========


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                            Date of                  Date of
                                                        Incorporation on         Incorporation on
                                    Year Ended        February 25, 2013 to     February 25, 2013 to
                                  March 31, 2014         March 31, 2013           March 31, 2014
                                  --------------         --------------           --------------
REVENUE                             $       --             $       --               $       --
                                    ----------             ----------               ----------
OPERATING EXPENSES
  General & administrative              10,304                     --                   10,304
  Organization                              --                    555                      555
  Professional fees                     40,643                     --                   40,643
  Loss before income taxes             (50,947)                  (555)                 (51,502)
                                    ----------             ----------               ----------

Provision for income taxes                  --                     --                       --
                                    ----------             ----------               ----------

Net loss                            $  (50,947)            $     (555)              $  (51,502)
                                    ==========             ==========               ==========
Basic and diluted loss per
 Common share (1)
                                    ==========             ==========
Weighted average number of
 common shares outstanding           5,453,808              5,000,000
                                    ==========             ==========


----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                 Deficit
                                                                               Accumulated
                                          Common Stock          Additional      During the        Total
                                       -------------------       Paid in       Development     Stockholders'
                                       Shares       Amount       Capital          Stage           Equity
                                       ------       ------       -------          -----           ------
Inception, February 25, 2013                --     $    --      $     --        $     --        $     --

Initial capitalization, sale of
 common stock to Director on
 February 25, 2013                   5,000,000       5,000        10,000              --          15,000

Net loss for the period                     --          --            --            (555)           (555)
                                     ---------     -------      --------        --------        --------

Balance March 31, 2013               5,000,000       5,000        10,000            (555)         14,445

Common stock issued for cash         1,000,000       1,000        49,000              --          50,000

Net loss for the period                     --          --            --         (50,947)        (50,947)
                                     ---------     -------      --------        --------        --------

Balance March 31, 2014               6,000,000     $ 6,000      $ 59,000        $(51,502)        $13,498
                                     =========     =======      ========        ========         =======


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                               Date of                  Date of
                                                                           Incorporation on         Incorporation on
                                                       Year Ended        February 25, 2013 to     February 25, 2013 to
                                                     March 31, 2014         March 31, 2013           March 31, 2014
                                                     --------------         --------------           --------------

OPERATING ACTIVITIES
  Net loss for the period                               $(50,947)              $   (555)                $(51,502)
  Changes in operating assets and liabilities:
    Accounts payable                                         100                     --                      100
                                                        --------               --------                 --------
Net cash used for operating activities                   (50,847)                  (555)                 (51,402)
                                                        --------               --------                 --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                  50,000                 15,000                   65,000
                                                        --------               --------                 --------
Net cash provided by financing activities                 50,000                 15,000                   65,000
                                                        --------               --------                 --------

(Decrease) increase in cash during the period               (847)                14,445                   13,598

Cash, beginning of the period                             14,445                     --                       --
                                                        --------               --------                 --------

Cash, end of the period                                 $ 13,598               $ 14,445                 $ 13,598
                                                        ========               ========                 ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                            $     --               $     --                 $     --
  Cash paid for interest                                $     --               $     --                 $     --


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2014


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

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2014


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

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2014


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses from the date of incorporation on February 25, 2013 to March 31, 2014 of $51,502. The Company intends to fund its expenditures through equity financing arrangements, which may be insufficient to fund its proposed development expenditures, working capital and other cash requirements through the next fiscal year ending March 31, 2015. The ability of the Company to emerge from the development stage and continue as a going concern is dependent upon the Company's successful efforts to raise sufficient capital for its business plans and then attaining profitable operations. In response to these issues, management has planned the following actions:

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

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2014


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

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2014


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

                                           March 31, 2014        March 31, 2013
                                           --------------        --------------

Net loss before taxes                         $ 50,947              $    555
                                              --------              --------
Statutory rate                                     35%                   35%
                                              --------              --------
Computed expected tax recovery                  17,832                   194
Change in valuation allowance                  (17,832)                 (194)
                                              --------              --------
Income tax provision                          $     --              $     --
                                              ========              ========

The components of the Company's deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of March 31, 2014 and 2013 are as follows:

                                           March 31, 2014        March 31, 2013
                                           --------------        --------------

Net operating loss carry forward              $ 51,502              $    555
Effective tax rate                                  35%                   35%
                                              --------              --------
Deferred tax assets                             18,026                   194
Less: Valuation allowance                      (18,026)                 (194)
                                              --------              --------
Net deferred tax asset                        $      0              $      0
                                              ========              ========

The Company has a net operating loss carry forward of approximately $51,502, of which $555 will expire by March 31, 2033 and $50,947 will expire by March 31, 2034 respectively.

NOTE 7. SUBSEQUENT EVENTS

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after March 31, 2014.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of March 31, 2014.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of March 31, 2014, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's President and Chief Executive Officer and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

     * Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;
     *    Provide   reasonable   assurance  our  transactions  are  recorded  as
          necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
     * Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control
- Integrated Framework. Based on that evaluation, completed by Dana Gallovicova, our President and Chief Executive Officer, who also serves as our principal accounting and principal financial officer, Ms. Gallovicova concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President and Chief Executive Officer who also serves as our principal financial and accounting officer, in connection with the review of our financial statements as of March 31, 2014.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2014 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

                                                                             Date First Elected
     Name                  Position Held with the Company          Age          or Appointed
     ----                  ------------------------------          ---          ------------
Dana Gallovicova        President, CEO Secretary, Treasurer        41          February 25, 2013
                        and Director

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's business experience, principal occupation during the period, and the name and principal business of the organization by which he was employed.

MS. DANA GALLOVICOVA, SECRETARY TREASURER AND MEMBER OF THE BOARD OF DIRECTORS

Ms. Gallovicova has been serving as our President, CEO, Secretary Treasurer and a Director since February 25, 2013. The term of her office is for one year and is renewable on an annual basis.

She received an Economics Diploma from the Business Academy of Kosice, Slovakia in 1991 and a Nursing Care Certificate from the Nursing College of Bratislava, Slovakia in 1995. She has acted as the Executive Assistant to the Mayor's Office for the City of Kosice, Slovakia since 2005. Kosice is the second largest city in Slovakia Republic with a population of approximately 250,000 inhabitants. Her duties include oversight of over 5,000 property tax accounts and she is responsible for assessments, invoicing and collections. She is also responsible for planning and organizing civic functions and events for the Mayor, and assists the City Manager with civic budgets, related presentations and business plans for the city. These experiences, qualifications and attributes have led to our conclusion that Ms. Gallovicova should be serving as a member of our Board of Directors in light of our business and structure.

She is currently devoting approximately 20 hours a week of his time to our company, and is planning to devote 40 hours per week if necessary during the next 12 months of operation.

She is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

BOARD COMPOSITION

Our Bylaws provide that the Board of Directors shall consist of no less than 1, but not more than 8 directors. Each director serves until his successor is elected and qualified.

COMMITTEES OF THE BOARD OF DIRECTORS

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee "financial expert." As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

SIGNIFICANT EMPLOYEES

We have no significant employees other than the sole executive officer and director described above.

FAMILY RELATIONSHIPS

There are no familial relationships between our officers and directors.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all
Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended March 31, 2014, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to our sole officer for the fiscal periods indicated:

SUMMARY COMPENSATION TABLE

                                                                                        Change in
                                                                                         Pension
                                                                                         Value &
                                                                          Non-Equity   Nonqualified
                                                                          Incentive     Deferred       All
  Name and                                                                   Plan        Compen-      Other
 Principal                                            Stock      Option    Compen-       sation       Compen-
  Position             Year   Salary($)  Bonus($)   Awards($)   Awards($)  sation($)    Earnings($)  sation($)  Totals($)
------------           ----   ---------  --------   ---------   ---------  ---------    -----------  ---------  ---------
Dana Gallovicova       2014       0         0           0           0          0             0           0          0
President, CEO         2013       0         0           0           0          0             0           0          0
Secretary, Treasurer

Subsequent to the date our date of incorporation, our executive officer has not received and are not accruing any compensation. She anticipates this arrangement will remain in effect for the next 12 months. We have not entered into any employment or consulting agreements with our sole director and executive officer.

OUTSTANDING EQUITY AWARDS AT 2014 FISCAL YEAR-END

We do not currently have a stock option plan or any long-term incentive plans that provide compensation as an incentive for performance. We have not made any individual stock option grants or other equity incentive awards to our executive officer and director since our inception.

EMPLOYMENT CONTRACTS

The Company has not entered into an employment agreement with its officer and director during the year ended March 31, 2014.

DIRECTOR COMPENSATION TABLE

                                                                             Change in
                                                                              Pension
                            Fees                                             Value and
                           Earned                           Non-Equity      Nonqualified     All
                             or                              Incentive        Deferred      Other
                           Paid in    Stock      Option        Plan         Compensation   Compen-
    Name                   Cash($)   Awards($)  Awards($)  Compensation($)   Earnings($)   sation($)  Total($)
    ----                   -------   ---------  ---------  ---------------   -----------   ---------  --------
Dana Gallovicova    2014      0          0          0             0               0            0         0
                    2013      0          0          0             0               0            0         0

We have no formal plan for compensating our director for her services in her capacity as director. Our director is entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of Zlato other than services ordinarily required of a director. Since inception to the date hereof, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

PRINCIPAL SHAREHOLDERS

The following table lists, as of March 31, 2014, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and
(iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

                                            Amount and
                                            Nature of
Title of    Name and Address of             Beneficial
 Class       Beneficial Owner               Ownership       Percent of Class (2)
 -----       ----------------               --------        --------------------

Common      Dana Gallovicova                5,000,000               83.33%
            Mlynska 28, 040 01
            Kosice, Slovak Republic

Common      Directors and officers
            as a group (1)                  5,000,000               83.33%

----------
1.   Represents beneficial ownership
2. Based on the total of 6,000,000 outstanding common shares as of the date hereof

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

Ms. Gallovicova purchased 5,000,000 shares of our common stock for $0.003 per share. All of these shares are restricted securities, and are held by the sole officer and director of our Company. (See "Principal Shareholders".)

POTENTIAL CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. Our officers and directors have conflicts of interest in that they have other time commitments that will prevent them from devoting full-time to our operations, which may affect our operations. We are not aware of any other conflicts of interest with any of our executives or directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed during the fiscal years ended March 31, 2014 and 2013 for professional services rendered by PLS CPA, A Professional Corp. and Goldman Accounting Services CPA, PLLC, with respect to the audits of our 2014 and 2013 financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

                                               Year Ended          Inception to
                                             March 31, 2014       March 31, 2013
                                             --------------       --------------

Audit Fees and Audit Related Fees               $  4,750             $  2,500
Tax
Fees                                                  --                   --
All Other
Fees                                               1,000                   --
                                                --------             --------
TOTAL                                           $  5,750             $  2,500
                                                ========             ========

PRE APPROVAL POLICIES AND PROCEDURES

We do not have a separately designated Audit Committee. The Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 Exhibit
 Number                           Description
 ------                           -----------

  3.1         Articles of Incorporation*

  3.2         Bylaws*

  31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification of Principal Executive and Principal Financial Officer and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  101         Interactive data files pursuant to Rule 405 of Regulation S-T.


----------
*    Incorporated  by  reference  to  the   Registrant's   Form  S-1  (File  No.
     333-188610), filed with the Commission on May 15, 2013.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ZLATO INC.


Date: June 2, 2014                      By: /s/ Dana Gallovicova
                                            ------------------------------------
                                            President, CEO, Secretary
                                            Treasurer, Principal Executive,
                                            Financial and Accounting Officer