Form 10-Q
period 2014-06-30
Zlato Inc.
filed 2014-07-18
CIK 1576724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the quarter ended June 30, 2014

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Number of shares outstanding of the registrant's class of common stock as July 15, 2014: 6,000,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the quarter ended June 30, 2014.

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

                                   ZLATO INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                         June 30, 2014        March 31, 2014
                                                         -------------        --------------
                                                          (unaudited)
ASSETS

Current assets
  Cash and bank accounts                                    $  9,396             $ 13,598
  Prepaid office rent                                            377                   --
                                                            --------             --------

      Total current assets                                     9,773               13,598
                                                            --------             --------

Total assets                                                $  9,773             $ 13,598
                                                            ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                          $  1,020             $    100
                                                            --------             --------

      Total current liabilities                                1,020                  100
                                                            --------             --------
Stockholders' equity (Note 4,5)
  Authorized:
    75,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    6,000,000 common shares                                    6,000                6,000
  Additional paid-in capital                                  59,000               59,000
  Deficit accumulated during the development stage           (56,247)             (51,502)
                                                            --------             --------

      Total stockholders' equity                               8,753               13,498
                                                            --------             --------

Total liabilities and stockholders' equity                  $  9,773             $ 13,598
                                                            ========             ========


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                    Date of
                                                  Three Months            Three Months         Incorporation on
                                                     Ended                   Ended           February 25, 2013 to
                                                 June 30, 2014           June 30, 2013           June 30, 2014
                                                 -------------           -------------           -------------
REVENUE                                           $       --              $       --              $       --
                                                  ----------              ----------              ----------
OPERATING EXPENSES
  General & administrative                             1,245                     535                  11,549
  Organization                                            --                      --                     555
  Professional fees                                    3,500                   6,000                  44,143
                                                  ----------              ----------              ----------
Loss before income taxes                              (4,745)                 (6,535)                (56,247)

Provision for income taxes                                --                      --                      --
                                                  ----------              ----------              ----------

Net loss                                          $   (4,745)             $   (6,535)             $  (56,247)
                                                  ==========              ==========              ==========
Basic and diluted loss per common share (1)
                                                  ==========              ==========              ==========
Weighted average number of common shares
 outstanding (Note 5)                              6,000,000               5,000,000
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

                                   ZLATO INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                               Deficit
                                                                             Accumulated
                                          Common Stock          Additional    During the      Total
                                       -------------------       Paid in     Development   Stockholders'
                                       Shares       Amount       Capital        Stage         Equity
                                       ------       ------       -------        -----         ------
Inception, February 25, 2013                --     $    --      $     --      $     --       $    --

Initial capitalization, sale of
 common stock to Director on
 February 25, 2013                   5,000,000       5,000        10,000            --        15,000

Net loss for the period                     --          --            --          (555)         (555)
                                     ---------     -------      --------      --------       -------

Balance March 31, 2013               5,000,000       5,000        10,000          (555)       14,445

Common stock issued for cash         1,000,000       1,000        49,000            --        50,000

Net loss for the period                     --          --            --       (50,947)      (50,947)
                                     ---------     -------      --------      --------       -------

Balance March 31, 2014               6,000,000       6,000        59,000       (51,502)       13,498

Net loss for the period                     --          --            --        (4,745)       (4,745)
                                     ---------     -------      --------      --------       -------

Balance June 30, 2014                6,000,000     $ 6,000      $ 59,000      $(56,247)      $ 8,753
                                     =========     =======      ========      ========       =======


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                      Date of
                                                       Three Months         Three Months         Incorporation on
                                                          Ended                Ended           February 25, 2013 to
                                                      June 30, 2014        June 30, 2013           June 30, 2014
                                                      -------------        -------------           -------------
OPERATING ACTIVITIES
  Net loss for the period                               $ (4,745)            $ (6,535)               $(56,247)
  Changes in operating assets and liabilities:
    Prepaid office rent                                     (377)                (355)                   (377)
    Accounts payable                                         920                  417                   1,020
                                                        --------             --------                --------

Net cash used for operating activities                    (4,202)              (6,473)                (55,604)
                                                        --------             --------                --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                      --                   --                  65,000
                                                        --------             --------                --------

Net cash provided by financing activities                     --                   --                  65,000
                                                        --------             --------                --------

Increase (decrease) in cash during the period             (4,202)              (6,473)                  9,396

Cash, beginning of the period                             13,598               14,445                      --
                                                        --------             --------                --------

Cash, end of the period                                 $  9,396             $  7,972                $  9,396
                                                        ========             ========                ========
Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                            $     --             $     --                $     --
  Cash paid for interest                                $     --             $     --                $     --


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2014
                                   (unaudited)


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

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2014
                                   (unaudited)


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

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2014
                                   (unaudited)


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses from the date of incorporation on February 25, 2013 to June 30, 2014 of $56,247. The Company intends to fund its expenditures through equity financing arrangements, which may be insufficient to fund its proposed development expenditures, working capital and other cash requirements through the next fiscal year ending March 31, 2015. The ability of the Company to emerge from the development stage and continue as a going concern is dependent upon the Company's successful efforts to raise sufficient capital for its business plans and then attaining profitable operations. In response to these issues, management has planned the following actions:

     - The Company is attempting to raise additional equity funds through private placement to commercialize its product.

     - Management is currently formulating plans to develop and sell electronic medical records software to generate future revenues. There can be no assurances, however, that management's expectations of future revenues will be realized.

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2014
                                   (unaudited)


NOTE 3. GOING CONCERN (CONTINUED)

Over the next 12 months, management estimates the minimum amount of additional funding necessary to enable the Company to remain viable is a minimum of $15,000 and approximately $200,000 to fully carry out its intended business plan. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2014
                                   (unaudited)


NOTE 6. INCOME TAXES (CONTINUED)

As of March 31, 2014, the Company had a net operating loss carry forward of approximately $51,502, of which $555 will expire by March 31, 2033 and $50,947 will expire by March 31, 2034.

NOTE 7. SUBSEQUENT EVENTS

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after June 30, 2014

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-Q, together with the more detailed business information and the March 31, 2014 audited financial statements included in the Company's Annual Report on Form 10K (File No. 000-55023), as filed with the SEC on June 2, 2014. It also includes our detailed expenditures and milestones for our plan of operations described herein. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute "forward-looking" statements.

GENERAL OVERVIEW

Our Company was incorporated in the State of Nevada on February 25, 2013 to engage in the development and sale of electronic medical record ("EMR") software for small and medium sized physician offices and clinics. Our principal executive offices are located at Mlynska 28, 040 01 Kosice, Slovak Republic. Our phone number is (646) 875-5747. We are a development stage company, we only just completed our first fiscal year end on March 31 and we have no subsidiaries. Our common shares are posted on the OTCBB under the symbol "ZFLO".

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

We cannot guarantee we will be successful in doing so or with planned our business operations. Our business is subject to all of the risks inherent in the establishment of a new business enterprise and revenue generation from our basic EMR software product is dependent on additional financing of approximately $200,000 for commercial launch, and $50,000 to develop the software development kit for interoperability with third parties. Our current funds are sufficient to allow us to operate for the next 3-6 months, and we currently estimate that we will need an additional $5-10,000 just to maintain our corporate existence and meet our regulatory requirements over the next 12 months.

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

Our activities to date have been financed from the proceeds of share subscriptions. From our inception to June 30, 2014 we have raised a total of $65,000 in gross proceeds from the issuance of our common stock. We require significant additional financing to develop our business. There is no guarantee that we will be able to raise any additional funds.

PLAN OF OPERATION

Our long term business objectives are:

     * Achieve ongoing profitability from the sale of our products and create value for our stockholders, users and clients.
     * Become a well-recognized brand for easy to use, cost effective EMR software and connectivity to third party diagnostic equipment
     *    Develop a leadership role over time in our specialty.

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

Ms. Gallovicova is responsible for all financing activities, and developing all job specifications for our third party contract software developers or firms. She will also be responsible for hiring the sales consultant, and will oversee the sales consultant in their role specifically as beta test subjects are selected and the marketing plan is developed.

Without additional financing on a timely basis, our business will fail.

RESULTS OF OPERATIONS

We incurred a loss of $4,745 and $6,535 for the three month periods ended June 30, 2014 and 2013 respectively. This loss includes $1,245 for general and administrative costs (2013 - $535) and $3,500 (2013 - $6,000) for professional fees.

From inception on February 25, 2013 to June 30, 2014 we have incurred cumulative losses of $56,247. We believe we will continue to incur losses into the foreseeable future as we develop our business.

REVENUES

We did not generate any revenues from February 25, 2013 (inception) to June 30, 2014. Future revenue generation is dependent on obtaining the necessary financing to commercially launch our product.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our cash flow and operations solely from the sale of $65,000 of common stock. Of the $65,000 we have raised since inception, $55,604 was used for operating activities since our inception on February 25, 2013. As of June 30, 2014, our resultant cash balance was $9,396 and our net working capital balance was $8,753.

We believe our current cash and net working capital balance is sufficient to cover our plan of operations for the next 3-6 months, none of which can be used to commercialize our EMR software. We must raise significant additional funding to continue with our business. We believe we will require an additional $5-10,000 just to maintain our existence for the balance of the fiscal year and $200,000 for marketing expenses for the commercial launch of our basic EMR software. We also require another 8-10 months and $50,000 to develop the software development kit for interoperability with third party monitoring equipment manufacturers.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of June 30, 2014.

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

----------
*    Incorporated  by  reference  to  our  S-1  Registration   Statement,   File
     333-188610, filed on May 15, 2013

Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of July 2014.

                                    ZLATO INC.


Date: July 16, 2014                 By: /s/ Dana Gallovicova
                                       -----------------------------------------
                                    Name:  Dana Gallovicova
                                    Title: President, CEO, Secretary Treasurer
                                           Principal Executive, Financial
                                           and Accounting Officer