Form 10-Q
period 2014-09-30
Zlato Inc.
filed 2014-10-31
CIK 1576724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarter ended September 30, 2014

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Number of shares outstanding of the registrant's class of common stock as October 15, 2014: 6,000,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the quarter ended September 30, 2014.

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

                                   ZLATO INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                          September 30,        March 31,
                                                              2014               2014
                                                            --------           --------
                                                           (unaudited)
ASSETS

Current assets
  Cash and bank accounts                                    $    796           $ 13,598
  Prepaid office rent                                            251                 --
                                                            --------           --------

      Total current assets                                     1,047             13,598
                                                            --------           --------

Total assets                                                $  1,047           $ 13,598
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                          $  3,100           $    100
                                                            --------           --------
      Total current liabilities                                3,100                100
                                                            --------           --------
Stockholders' equity (Note 4,5)
  Authorized:
    75,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    6,000,000 common shares                                    6,000              6,000
  Additional paid-in capital                                  59,000             59,000
  Deficit accumulated during the development stage           (67,053)           (51,502)
                                                            --------           --------

      Total stockholders' (deficit) equity                    (2,053)            13,498
                                                            --------           --------

Total liabilities and stockholders' deficit                 $  1,047           $ 13,598
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                        Date of
                              Three Months      Three Months      Six Months       Six Months      Incorporation on
                                 Ended             Ended            Ended            Ended       February 25, 2013 to
                              September 30,     September 30,    September 30,    September 30,      September 30,
                                  2014              2013             2014             2013               2014
                               ----------        ----------       ----------       ----------         ----------
REVENUE                        $       --        $       --       $       --       $       --         $       --
                               ----------        ----------       ----------       ----------         ----------
OPERATING EXPENSES
  General & administrative          1,006             1,285            2,251            1,820             12,555
  Organization                         --                --               --               --                555
  Professional fees                 9,800             1,750           13,300            7,750             53,943
                               ----------        ----------       ----------       ----------         ----------
Loss before income taxes          (10,806)           (3,035)         (15,551)          (9,570)           (67,053)

Provision for income taxes             --                --               --               --                 --
                               ----------        ----------       ----------       ----------         ----------

Net loss                       $  (10,806)       $   (3,035)      $  (15,551)      $   (9,570)        $  (67,053)
                               ==========        ==========       ==========       ==========         ==========
Basic and diluted loss per
 Common share (1)
                               ==========        ==========       ==========       ==========         ==========
Weighted average number
  of common shares
  outstanding (Note 5)          6,000,000         5,004,782        6,000,000        5,002,404
                               ==========        ==========       ==========       ==========


----------
(1) less than $0.01

   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (unaudited)

                                                                               Deficit
                                                                             Accumulated
                                          Common Stock          Additional    During the      Total
                                       -------------------       Paid in     Development   Stockholders'
                                       Shares       Amount       Capital        Stage         Deficit
                                       ------       ------       -------        -----         -------
Inception, February 25, 2013                --     $    --      $     --      $     --        $    --

Initial capitalization, sale of
 common stock to Director on
 February 25, 2013                   5,000,000       5,000        10,000            --         15,000

Net loss for the period                     --          --            --          (555)          (555)
                                     ---------     -------      --------      --------        -------

Balance March 31, 2013               5,000,000       5,000        10,000          (555)        14,445

Common stock issued for cash         1,000,000       1,000        49,000            --         50,000

Net loss for the period                     --          --            --       (50,947)       (50,947)
                                     ---------     -------      --------      --------        -------

Balance March 31, 2014               6,000,000       6,000        59,000       (51,502)        13,498

Net loss for the period                     --          --            --       (15,551)       (15,551)
                                     ---------     -------      --------      --------        -------

Balance September 30, 2014           6,000,000     $ 6,000      $ 59,000      $(67,053)       $(2,053)
                                     =========     =======      ========      ========        =======


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                  Date of
                                                         Six Months         Six Months       Incorporation on
                                                           Ended              Ended        February 25, 2013 to
                                                        September 30,      September 30,       September 30,
                                                            2014               2013                2014
                                                          --------           --------            --------
OPERATING ACTIVITIES
  Net loss for the period                                 $(15,551)          $ (9,570)           $(67,053)
  Changes in operating assets and liabilities:
    Prepaid office rent                                       (251)              (237)               (251)
    Accounts payable                                         3,000                 --               3,100
                                                          --------           --------            --------

Net cash used for operating activities                     (12,802)            (9,807)            (64,204)
                                                          --------           --------            --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                        --             22,000              65,000
                                                          --------           --------            --------

Net cash provided by financing activities                       --             22,000              65,000
                                                          --------           --------            --------

Decrease (increase) in cash during the period              (12,802)            12,193                 796

Cash, beginning of the period                               13,598             14,445                  --
                                                          --------           --------            --------

Cash, end of the period                                   $    796           $ 26,638            $    796
                                                          ========           ========            ========
Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                              $     --           $     --            $     --
  Cash paid for interest                                  $     --           $     --            $     --


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2014
                                   (unaudited)


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

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2014
                                   (unaudited)


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

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2014
                                   (unaudited)


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses from the date of incorporation on February 25, 2013 to September 30, 2014 of $67,053. The Company intends to fund its expenditures through equity financing arrangements, which may be insufficient to fund its proposed development expenditures, working capital and other cash requirements through the next fiscal year ending March 31, 2015. The ability of the Company to emerge from the development stage and continue as a going concern is dependent upon the Company's successful efforts to raise sufficient capital for its business plans and then attaining profitable operations. In response to these issues, management has planned the following actions:

     - The Company is attempting to raise additional equity funds through private placement to commercialize its product and maintain its existence.

     - Management is currently formulating plans to develop and sell electronic medical records software to generate future revenues. There can be no assurances, however, that management's expectations of future revenues will be realized.

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2014
                                   (unaudited)


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

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2014
                                   (unaudited)


NOTE 6. INCOME TAXES (CONTINUED)

As of March 31, 2014, the Company had a net operating loss carry forward of approximately $51,502, of which $555 will expire by March 31, 2033 and $50,947 will expire by March 31, 2034.

NOTE 7. SUBSEQUENT EVENTS

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after September 30, 2014

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL OVERVIEW

Our Company was incorporated in the State of Nevada on February 25, 2013 to engage in the development and sale of electronic medical record ("EMR") software for small and medium sized physician offices and clinics. Our principal executive offices are located at Mlynska 28, 040 01 Kosice, Slovak Republic. Our phone number is (646) 875-5747. We are a development stage company and we have no subsidiaries. Our common shares are posted for trading on the OTCBB under the symbol "ZFLO".

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

We currently have no revenues, no operating history, and no users or revenues for our software. We currently have no cash and a net working capital deficit. Therefore, our business will fail without immediate funding. We currently estimate that we will need an additional $10-15,000 just to maintain our corporate existence and meet our regulatory requirements over the next 12 months. Our director has indicated that she will fund minimum required expenditures (estimated at $4,500) for the next quarter, but there are no arrangements thereafter.

We cannot guarantee we will be successful in doing so or with planned our business operations. Our business is subject to all of the risks inherent in the establishment of a new business enterprise and revenue generation from our basic EMR software product is dependent on additional financing as noted herein.

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

12 MONTH PLAN OF OPERATION

We cannot guarantee we will be successful in our business operations. Our business is subject to all of the risks inherent in the establishment of a new business enterprise and we are a number of months away from generating any revenue, if at all.

Our plan of operations over the next 12 month period is focused exclusively on raising additional capital for our survival and the commercial launch of our basic EMR software and development of an interoperability kit with third party monitoring equipment. We currently have no cash and a net working capital deficit. Therefore, our business will fail without immediate capital. We currently estimate that we will need an additional $10-15,000 just to maintain our corporate existence and meet our regulatory requirements over the next 12 months. Our director has indicated that she will fund minimum required expenditures (estimated at $4,500) for the next quarter, but there are no arrangements thereafter. We currently estimate we will require an additional $200,000 for the commercial launch of our basic EMR software and another 8-10 months and $50,000 to develop the software development kit for interoperability with third parties. We do not have any arrangements in place for this additional financing.

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

RESULTS OF OPERATIONS

We incurred a loss of $10,806 and $3,035 for the three month periods ended September 30, 2014 and 2013 respectively. For the six months ended September 30, 2014 and 2013 we incurred losses of $15,551 and $9,570 respectively. This six month loss includes $2,251 for general and administrative costs (2013 - $1,820) and $13,300 (2013 - $7,750) for professional fees.

From inception on February 25, 2013 to September 30, 2014 we have incurred cumulative losses of $67,053. We believe we will continue to incur losses into the foreseeable future as we develop our business.

REVENUES

We did not generate any revenues from February 25, 2013 (inception) to September 30, 2014. Future revenue generation is dependent on obtaining the necessary financing to commercially launch our product.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our cash flow and operations solely from the sale of $65,000 of common stock. Of the $65,000 we have raised, $64,204 was used for operating activities since our inception on February 25, 2013. As of September 30, 2014, our resultant cash balance was $796 and our net working capital deficit was $2,304.

We currently do not have the cash resources to continue with our business or maintain our existence. Our director has indicated that she will fund the estimated cash shortfall for the next quarter, but there are no further arrangements in place. We must also raise significant additional funding to launch our EMR product and develop interoperability.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of September 30, 2014.

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

----------
*    Incorporated  by  reference  to  our  S-1  Registration   Statement,   File
     333-188610, filed on May 15, 2013

Reports on Form 8-K

8-K dated May 12, 2014 disclosing the dismissal of Goldman Accounting Services, CPA, PLLC as the Companies external auditor and the concurrent appointment of PLS CPA's, A Professional Corp as the Companies replacement external auditor.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of July 2014.

                                    ZLATO INC.


Date: October 30, 2014              By: /s/ Dana Gallovicova
                                       -----------------------------------------
                                    Name:  Dana Gallovicova
                                    Title: President, CEO, Secretary Treasurer
                                           Principal Executive, Financial
                                           and Accounting Officer