Form 10-Q
period 2014-12-31
Zlato Inc.
filed 2015-02-05
CIK 1576724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the quarter ended December 31, 2014

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Number of shares outstanding of the registrant's class of common stock as January 20, 2015: 6,000,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the quarter ended December 31, 2014.

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

                                   ZLATO INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                          December 31,         March 31,
                                                              2014               2014
                                                            --------           --------
                                                           (unaudited)
ASSETS

Current assets
  Cash and bank accounts                                    $     --           $ 13,598
  Prepaid office rent                                            126                 --
                                                            --------           --------
      Total current assets                                       126             13,598
                                                            --------           --------

Total assets                                                $    126           $ 13,598
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                          $  4,034           $    100
  Due to director                                              1,500                 --
                                                            --------           --------
Total current liabilities                                      5,534                100
                                                            --------           --------

Stockholders' equity (Note 4,5)
  Authorized:
    75,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    6,000,000 common shares                                    6,000              6,000
  Additional paid-in capital                                  59,000             59,000
  Deficit accumulated during the development stage           (70,408)           (51,502)
                                                            --------           --------
Total stockholders' (deficit) equity                          (5,408)            13,498
                                                            --------           --------

Total liabilities and stockholders' deficit                 $    126           $ 13,598
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                       Date of
                               Three Months    Three Months     Nine Months      Nine Months      Incorporation on
                                  Ended           Ended            Ended            Ended       February 25, 2013 to
                               December 31,    December 31,     December 31,     December 31,        December 31,
                                  2014            2013             2014             2013                2014
                               ----------      ----------       ----------       ----------          ----------
REVENUE                        $       --      $       --       $       --       $       --          $       --
                               ----------      ----------       ----------       ----------          ----------
OPERATING EXPENSES
  General & administrative          1,105           6,338            3,356            8,158              13,660
  Organization                         --              --               --               --                 555
  Professional fees                 2,250          10,034           15,550           17,784              56,193
                               ----------      ----------       ----------       ----------          ----------
Loss before income taxes           (3,355)        (16,372)         (18,906)         (25,942)            (70,408)

Provision for income taxes             --              --               --               --                  --
                               ----------      ----------       ----------       ----------          ----------

Net loss                       $   (3,355)     $  (16,372)      $  (18,906)      $  (25,942)         $  (70,408)
                               ==========      ==========       ==========       ==========          ==========

Basic and diluted loss per
 Common share (1)
                               ==========      ==========       ==========       ==========
Weighted average number of
 common shares outstanding
 (Note 5)                       6,000,000       5,817,391        6,000,000        5,275,054
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

                                   ZLATO INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (unaudited)

                                                                               Deficit
                                                                             Accumulated
                                          Common Stock          Additional    During the       Total
                                       -------------------       Paid in     Development   Stockholders'
                                       Shares       Amount       Capital        Stage         Deficit
                                       ------       ------       -------        -----         -------
Inception, February 25, 2013                --     $    --      $     --      $     --        $    --

Initial capitalization, sale of
 common stock to Director on
 February 25, 2013                   5,000,000       5,000        10,000            --         15,000

Net loss for the period                     --          --            --          (555)          (555)
                                     ---------     -------      --------      --------        -------

Balance March 31, 2013               5,000,000       5,000        10,000          (555)        14,445

Common stock issued for cash         1,000,000       1,000        49,000            --         50,000

Net loss for the period                     --          --            --       (50,947)       (50,947)
                                     ---------     -------      --------      --------        -------

Balance March 31, 2014               6,000,000       6,000        59,000       (51,502)        13,498

Net loss for the period                     --          --            --       (18,906)       (18,906)
                                     ---------     -------      --------      --------        -------

Balance December 31, 2014            6,000,000     $ 6,000      $ 59,000      $(70,408)       $(5,408)
                                     =========     =======      ========      ========        =======


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                Date of
                                                       Nine Months        Nine Months      Incorporation on
                                                          Ended              Ended       February 25, 2013 to
                                                       December 31,       December 31,        December 31,
                                                          2014               2013                2014
                                                        --------           --------            --------
OPERATING ACTIVITIES
  Net loss for the period                               $(18,906)          $(25,942)           $(70,408)
  Changes in operating assets and liabilities:
    Prepaid office rent                                     (126)              (118)               (126)
    Accounts payable                                       3,934                 --               4,034
                                                        --------           --------            --------

Net cash used for operating activities                   (15,098)           (26,060)            (66,500)
                                                        --------           --------            --------
FINANCING ACTIVITIES
  Due to director                                          1,500                 --               1,500
  Proceeds from issuance of common stock                      --             50,000              65,000
                                                        --------           --------            --------

Net cash provided by financing activities                  1,500             50,000              66,500
                                                        --------           --------            --------

Decrease (increase) in cash during the period            (13,598)            23,940                  --

Cash, beginning of the period                             13,598             14,445                  --
                                                        --------           --------            --------

Cash, end of the period                                 $     --           $ 38,385            $     --
                                                        ========           ========            ========
Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                            $     --           $     --            $     --
  Cash paid for interest                                $     --           $     --            $     --


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2014
                                   (unaudited)


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

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2014
                                   (unaudited)


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

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2014
                                   (unaudited)


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses from the date of incorporation on February 25, 2013 to December 31, 2014 of $70,408. The Company intends to fund its expenditures through equity financing arrangements, which may be insufficient to fund its proposed development expenditures, working capital and other cash requirements through the next fiscal year ending March 31, 2015. The ability of the Company to emerge from the development stage and continue as a going concern is dependent upon the Company's successful efforts to raise sufficient capital for its business plans and then attaining profitable operations. In response to these issues, management has planned the following actions:

     - The Company is attempting to raise additional equity funds through private placement to commercialize its product and maintain its existence.

     - Management is currently formulating plans to develop and sell electronic medical records software to generate future revenues. There can be no assurances, however, that management's expectations of future revenues will be realized.

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2014
                                   (unaudited)


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

The Company's sole officer and director provided the Company a loan of $1,500 for working capital purposes. The loan bears no interest and has no repayment terms. She has indicated that she will not seek repayment until the Company has sufficient funds to do so.

                                   ZLATO INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2014
                                   (unaudited)


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

NOTE 7. SUBSEQUENT EVENTS

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after December 31, 2014

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We currently have no revenues, no operating history, and no users or revenues for our software. We currently have no cash and a net working capital deficit. Therefore, our business will fail without immediate funding. We currently estimate that we will need an additional $10-15,000 just to maintain our corporate existence and meet our regulatory requirements over the next 12 months. Our director has indicated that she will fund our existing working capital deficit and minimum required expenditures the next quarter with a loan, but there are no arrangements thereafter.

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

Our activities to date have been financed from the proceeds of share subscriptions and a loan from our director. From our inception to December 31, 2014 we have raised a total of $65,000 in gross proceeds from the issuance of our common stock. Our director also lent us $1,500 during the quarter. We require significant additional financing to develop our business. There is no guarantee that we will be able to raise any additional funds.

12 MONTH PLAN OF OPERATION

We cannot guarantee we will be successful in our business operations. Our business is subject to all of the risks inherent in the establishment of a new business enterprise and we are a number of months away from generating any revenue, if at all.

Our plan of operations over the next 12 month period is focused exclusively on raising additional capital for our survival and the commercial launch of our basic EMR software and development of an interoperability kit with third party monitoring equipment. We currently have no cash and a net working capital deficit. Therefore, our business will fail without immediate capital. We currently estimate that we will need an additional $10-15,000 just to maintain our corporate existence and meet our regulatory requirements over the next 12 months. Our director has indicated that she will only fund our existing working capital deficit and minimum required expenditures for the next quarter, and there are no arrangements thereafter. We currently estimate we will require an additional $200,000 for the commercial launch of our basic EMR software and another 8-10 months and $50,000 to develop the software development kit for interoperability with third parties. We do not have any arrangements in place for this additional financing.

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

 RESULTS OF OPERATIONS

We incurred a loss of $3,355 and $16,372 for the three month periods ended December 31, 2014 and 2013 respectively. For the nine months ended December 31, 2014 and 2013 we incurred losses of $18,906 and $25,942 respectively. This nine month loss includes $3,356 for general and administrative costs (2013 - $8,158) and $15,550 (2013 - $17,784) for professional fees.

From inception on February 25, 2013 to December 31, 2014 we have incurred cumulative losses of $70,408. We believe we will continue to incur losses into the foreseeable future as we develop our business.

REVENUES

We did not generate any revenues from February 25, 2013 (inception) to December 31, 2014. Future revenue generation is dependent on obtaining the necessary financing to commercially launch our product.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our cash flow and operations solely from the sale of $65,000 of common stock. During the quarter, our director also lent our Company $1,500 for working capital purposes. The loan does not bear interest and there are no specified repayment terms. She has indicated that she will not seek repayment until we have sufficient resources to do so. All of the funds we have raised were used for operating activities since our inception on February 25, 2013. As of December 31, 2014, our resultant cash balance was $nil and our net working capital deficit was $5,408.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of December 31, 2014.

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

                                    ZLATO INC.


Date: February 5, 2015              By: /s/ Dana Gallovicova
                                       -----------------------------------------
                                    Name:  Dana Gallovicova
                                    Title: President, CEO, Secretary Treasurer
                                           Principal Executive, Financial
                                           and Accounting Officer