Form 10-Q
period 2015-06-30
Zlato Inc.
filed 2015-08-07
CIK 1576724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the quarter ended June 30, 2015

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Number of shares outstanding of the registrant's class of common stock as August 5, 2015: 6,000,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the quarter ended June 30, 2015.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

     Balance Sheets ................................................      3

     Statements of Operations ......................................      4

     Statements of Cash Flows ......................................      5

     Notes to the Financial Statements .............................      6

                                   ZLATO INC.

                                 BALANCE SHEETS


                                              June 30, 2015       March 31, 2015
                                              -------------       --------------
                                               (unaudited)

ASSETS

Current assets
  Cash and bank accounts                         $  2,869            $     --
  Prepaid rent                                        297                  --
                                                 --------            --------
      Total current assets                          3,166                  --
                                                 --------            --------

Total assets                                     $  3,166            $     --
                                                 ========            ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                               $  3,100            $  3,180
  Due to director                                  13,956               5,760
                                                 --------            --------
      Total current liabilities                    17,056               8,940
                                                 --------            --------
Stockholders' deficit
  Authorized:
    75,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    6,000,000 common shares                         6,000               6,000
  Additional paid-in capital                       59,000              59,000
  Accumulated deficit                             (78,890)            (73,940)
                                                 --------            --------
Total stockholders' deficit                       (13,890)             (8,940)
                                                 --------            --------

Total liabilities and stockholders' deficit      $  3,166            $     --
                                                 ========            ========


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                        Three Months           Three Months
                                           Ended                  Ended
                                       June 30, 2015          June 30, 2014
                                       -------------          -------------

REVENUE                                 $       --             $       --
                                        ----------             ----------
OPERATING EXPENSES
  General & administrative                   1,185                  1,245
  Professional fees                          3,765                  3,500
                                        ----------             ----------
Loss before income taxes                    (4,950)                (4,745)

Provision for income taxes                      --                     --
                                        ----------             ----------

Net loss                                $   (4,950)            $   (4,745)
                                        ==========             ==========
Basic and diluted loss per
 Common share (1)
                                        ==========             ==========
Weighted average number
 of common shares
 outstanding                             6,000,000              6,000,000
                                        ==========             ==========

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                           Three Months          Three Months
                                                              Ended                 Ended
                                                          June 30, 2015         June 30, 2014
                                                          -------------         -------------
OPERATING ACTIVITIES
  Net loss for the period                                    $ (4,950)             $ (4,745)
  Changes in operating assets and liabilities:
    Prepaid rent                                                 (297)                 (377)
    Accounts payable                                              (80)                  920
                                                             --------              --------
Net cash used for operating activities                         (5,327)               (4,202)
                                                             --------              --------
FINANCING ACTIVITIES
  Loan from director                                            8,196                    --
                                                             --------              --------
Net cash provided by financing activities                       8,196                    --
                                                             --------              --------

Increase (decrease) in cash during the period                   2,869                (4,202)

Cash, beginning of the period                                      --                13,598
                                                             --------              --------

Cash, end of the period                                      $  2,869              $  9,396
                                                             ========              ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $     --              $     --
  Cash paid for interest                                     $     --              $     --


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2015
                                   (unaudited)


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

                                   ZLATO INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2015
                                   (unaudited)


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

                                   ZLATO INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2015
                                   (unaudited)


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses from the date of incorporation on February 25, 2013 to June 30, 2015 of $78,890. The ability of the Company to continue as a going concern is dependent upon the Company's successful efforts to either generate revenues or raise sufficient capital for its business plans and then attain profitable operations. In response to these issues, management has planned the following actions:

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

                                   ZLATO INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2015
                                   (unaudited)


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

The Director of the Company has advanced $13,956 to the Company to pay expenses on behalf of the Company. The advances bear no interest, are unsecured, and due on demand.

                                   ZLATO INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2015
                                   (unaudited)


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

As of March 31, 2015, the Company's aggregate net operating losses of $73,940 expire as follows:

      March 31, 2033 -     $   555
      March 31, 2034 -      50,947
      March 31, 2035 -      22,438
                           -------
                           $73,940
                           =======

NOTE 7. SUBSEQUENT EVENTS

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after June 30, 2015.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-Q, together with the more detailed business information and the March 31, 2015 audited financial statements included in the Company's Annual Report on Form 10K (File No. 000-55023), as filed with the SEC on June 12, 2015. It also includes our detailed expenditures and plan of operations described herein. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute "forward-looking" statements.

GENERAL OVERVIEW

Our Company was incorporated in the State of Nevada on February 25, 2013 to engage in the development and sale of electronic medical record ("EMR") software for small and medium sized physician offices and clinics. Our principal executive offices are located at Mlynska 28, 040 01 Kosice, Slovak Republic. Our phone number is (646) 875-5747. We are a development stage company and we have no subsidiaries. Our common shares are posted for trading on the OTC Markets under the symbol "ZFLO".

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

We currently have no revenues, no operating history, and no users or revenues for our software. We currently have little cash and a net working capital deficit. Therefore, our business will fail without immediate funding. We currently estimate that we will need an additional $10-15,000 just to maintain our corporate existence and meet our regulatory requirements over the next 12 months. Our director has indicated that she will fund our existing working capital deficit and minimum required expenditures the next quarter with a loan, but there are no arrangements thereafter.

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

Our activities to date have been financed from the proceeds of share subscriptions and a loan from our director. From our inception to the present we have raised a total of $65,000 in gross proceeds from the issuance of our common stock. Our director also lent us $13,956 in aggregate for our operations. We require significant additional financing to develop our business. There is no guarantee that we will be able to raise any additional funds.

12 MONTH PLAN OF OPERATION

We cannot guarantee we will be successful in our business operations. Our business is subject to all of the risks inherent in the establishment of a new business enterprise and we are a number of months away from generating any revenue, if at all.

Our plan of operations over the next 12 month period is focused exclusively on raising additional capital for our survival and the commercial launch of our basic EMR software and development of an interoperability kit with third party monitoring equipment. We currently have little cash and a net working capital deficit. Therefore, our business will fail without immediate capital. We currently estimate that we will need an additional $10-15,000 just to maintain our corporate existence and meet our regulatory requirements over the next 12 months. Our director has indicated that she will only fund our existing working capital deficit and minimum required expenditures for the next quarter, and there are no arrangements thereafter. We currently estimate we will require an additional $200,000 for the commercial launch of our basic EMR software and another 8-10 months and $50,000 to develop the software development kit for interoperability with third parties. We do not have any arrangements in place for this additional financing.

Our commercial launch budget also includes approximately $20,000 for the development of an automated software deployment system which will enable us to either run the software for licensed users on our servers, or sell our software to clients via the internet. Fixes and updates should be easily deployed through this system, ensuring that all of our clients are running on the latest version. We also plan to hire a contract sales consultant at a monthly cost of $3,000. His or her initial responsibilities will focus on the selection of several beta test clients to test our software prior to commercial sale.

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

RESULTS OF OPERATIONS

We incurred a loss of $4,950 and $4,745 for the three month periods ended June 30, 2015 and 2014 respectively. This three month loss includes $1,185 for general and administrative costs (2014 - $1,245) and $3,765 (2014 - $3,500) for professional fees.

From inception on February 25, 2013 to June 30, 2015 we have incurred cumulative losses of $78,890. We believe we will continue to incur losses into the foreseeable future as we develop our business.

REVENUES

We have not generated any revenues since February 25, 2013 (inception). Future revenue generation is dependent on obtaining the necessary financing to commercially launch our product.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our cash flow and operations solely from the sale of $65,000 of common stock. Our director has also lent our Company $13,956 for working capital purposes. The loan does not bear interest and there are no specified repayment terms. She has indicated that she will not seek repayment until we have sufficient resources to do so. All of the funds we have raised were used for operating activities since our inception on February 25, 2013. As of June 30, 2015, our resultant cash balance was $2,869 and our net working capital deficit was $13,890.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of June 30, 2015.

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

----------
*    Incorporated  by  reference  to  our  S-1  Registration   Statement,   File
     333-188610, filed on May 15, 2013

Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of August, 2015.

                                    ZLATO INC.


Date: August 7, 2015                By: /s/ Dana Gallovicova
                                       -----------------------------------------
                                    Name:  Dana Gallovicova
                                    Title: President, CEO, Secretary Treasurer
                                           Principal Executive, Financial
                                           and Accounting Officer