Form 10-Q
period 2015-09-30
Zlato Inc.
filed 2015-11-06
CIK 1576724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarter ended September 30, 2015

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Number of shares outstanding of the registrant's class of common stock as October 27, 2015: 6,000,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the quarter ended September 30, 2015.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

     Balance Sheets ................................................      3

     Statements of Operations ......................................      4

     Statements of Cash Flows ......................................      5

     Notes to the Financial Statements .............................      6

                                   ZLATO INC.

                                 BALANCE SHEETS

                                                      September 30,        March 31,
                                                          2015               2015
                                                        --------           --------
                                                       (unaudited)
ASSETS

Current assets
  Cash and bank accounts                                $     24           $     --
  Prepaid rent                                               198                 --
                                                        --------           --------
      Total current assets                                   222                 --
                                                        --------           --------

Total assets                                            $    222           $     --
                                                        ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                      $  3,200           $  3,180
  Due to director                                         13,956              5,760
                                                        --------           --------
      Total current liabilities                           17,156              8,940
                                                        --------           --------
Stockholders' deficit
  Authorized:
    75,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    6,000,000 common shares                                6,000              6,000
  Additional paid-in capital                              59,000             59,000
  Accumulated deficit                                    (81,934)           (73,940)
                                                        --------           --------
      Total stockholders' deficit                        (16,934)            (8,940)
                                                        --------           --------

Total liabilities and stockholders' deficit             $    222           $     --
                                                        ========           ========


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                   Three Months         Three Months          Six Months           Six Months
                                      Ended                Ended                Ended                Ended
                                   September 30,        September 30,        September 30,        September 30,
                                       2015                 2014                 2015                 2014
                                    ----------           ----------           ----------           ----------
REVENUE                             $       --           $       --           $       --           $       --
                                    ----------           ----------           ----------           ----------
OPERATING EXPENSES
  General & administrative                 979                1,006                2,164                2,251
  Professional fees                      2,065                9,800                5,830               13,300
                                    ----------           ----------           ----------           ----------
Loss before income taxes                (3,044)             (10,806)              (7,994)             (15,551)

Provision for income taxes                  --                   --                   --                   --
                                    ----------           ----------           ----------           ----------

Net loss                            $   (3,044)          $  (10,806)          $   (7,994)          $  (15,551)
                                    ==========           ==========           ==========           ==========
Basic and diluted loss per
 Common share (1)
                                    ==========           ==========           ==========           ==========
Weighted average number of
 common shares outstanding           6,000,000            6,000,000            6,000,000            6,000,000
                                    ==========           ==========           ==========           ==========

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                            Six Months         Six Months
                                                              Ended              Ended
                                                           September 30,      September 30,
                                                               2015               2014
                                                             --------           --------
OPERATING ACTIVITIES
  Net loss for the period                                    $ (7,994)          $(15,551)
  Changes in operating assets and liabilities:
    Prepaid rent                                                 (198)              (251)
    Accounts payable                                               20              3,000
                                                             --------           --------

Net cash used for operating activities                         (8,172)           (12,802)
                                                             --------           --------
FINANCING ACTIVITIES
  Loan from director                                            8,196                 --
                                                             --------           --------

Net cash provided by financing activities                       8,196                 --
                                                             --------           --------

Increase (decrease) in cash during the period                      24            (12,802)

Cash, beginning of the period                                      --             13,598
                                                             --------           --------

Cash, end of the period                                      $     24           $    796
                                                             ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $     --           $     --
  Cash paid for interest                                     $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2015
                                   (unaudited)


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

                                   ZLATO INC.

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2015
                                   (unaudited)


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

                                   ZLATO INC.

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2015
                                   (unaudited)


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses from the date of incorporation on February 25, 2013 to September 30, 2015 of $81,934. The ability of the Company to continue as a going concern is dependent upon the Company's successful efforts to either generate revenues or raise sufficient capital for its business plans and then attain profitable operations. In response to these issues, management has planned the following actions:

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

                                   ZLATO INC.

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2015
                                   (unaudited)


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

                                   ZLATO INC.

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2015
                                   (unaudited)


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
                                 -------
                                 $73,940
                                 =======

NOTE 7. SUBSEQUENT EVENTS

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after September 30, 2015.

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

RESULTS OF OPERATIONS

We incurred a loss of $3,044 and $10,806 for the three month periods ended September 30, 2015 and 2014 respectively. This three month loss includes $979 for general and administrative costs (2014 - $1,006) and $2,065 (2014 - $9,800) for professional fees.

We incurred a loss of $7,994 and $15,551 for the six month periods ended September 30, 2015 and 2014 respectively. This six month loss includes $2,164 for general and administrative costs (2014 - $2,251) and $5,830 (2014 - $13,300) for professional fees.

From inception on February 25, 2013 to September 30, 2015 we have incurred cumulative losses of $81,934. We believe we will continue to incur losses into the foreseeable future as we develop our business.

REVENUES

We have not generated any revenues since February 25, 2013 (inception). Future revenue generation is dependent on obtaining the necessary financing to commercially launch our product.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our cash flow and operations solely from the sale of $65,000 of common stock. Our director has also lent our Company $13,956 for working capital purposes. The loan does not bear interest and there are no specified repayment terms. She has indicated that she will not seek repayment until we have sufficient resources to do so. All of the funds we have raised were used for operating activities since our inception on February 25, 2013. As of September 30, 2015, our resultant cash balance was $24 and our net working capital deficit was $16,936.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of September 30, 2015.

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

                                    ZLATO INC.


Date: November 5, 2015              By: /s/ Dana Gallovicova
                                       -----------------------------------------
                                    Name:  Dana Gallovicova
                                    Title: President, CEO, Secretary Treasurer
                                           Principal Executive, Financial
                                           and Accounting Officer