Form 10-K/A
period 2015-03-31
Zlato Inc.
filed 2015-12-22
CIK 1576724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment No. 1
                                       to
                                    Form 10-K

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

                                EXPLANATORY NOTE

Zlato, Inc. (the "Company") hereby amends its Annual Report on Form 10-K, for the fiscal year ended March 31, 2015, solely to include the language regarding internal control over financial reporting in the introductory paragraph 4 as required by Item 601(b)(31) of Regulation S-K, in the Certifications attached as Exhibits 31.1 and 31.2 There are no other changes to the original Form 10-K filed on June 12, 2015. This Amendment No. 1 to Form 10-K does not reflect events occurring after the filing of the original Form 10-K on June 12, 2015, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth herein.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ZLATO INC.


Date: December 22, 2015                 By: /s/ Dana Gallovicova
                                           -------------------------------------
                                           President, CEO, Secretary
                                           Treasurer, Principal Executive,
                                           Financial and Accounting Officer

                                  EXHIBIT INDEX

Exhibit
Number                           Description
------                           -----------

3.1      Articles of Incorporation (1)

3.2      Bylaws (1)

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive and Principal Financial Officer and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101      Interactive data files pursuant to Rule 405 of Regulation S-T. (2)

----------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-188610), filed with the Commission on May 15, 2013.
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-55023), filed with the Commission on June 12, 2015.