Form 10-K/A
period 2015-03-31
Zlato Inc.
filed 2016-01-04
CIK 1576724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment No. 2
                                       to
                                    Form 10-K

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

                                EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K (this "Amendment") to Zlato Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, originally filed with the Securities and Exchange Commission on June 12, 2015 (the "Original Filing"), is being filed for the purpose of correcting an incorrect reference to our disclosure controls and procedures being effective as of March 31, 2015 in
Part II, Item 9A. Controls and Procedures, "Disclosure Controls and Procedures," of the Original Filing. Except as described above, no other changes have been made to the Original Filing and Amendment No. 1 to Form 10-K ("Amendment No. 1"), filed on December 22, 2015. This Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing and Amendment No. 1. This Amendment does not reflect events that may have occurred subsequent to the filing dates of the Original Filing.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2015.

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

                                        ZLATO INC.


Date: January 4, 2016                   By: /s/ Dana Gallovicova
                                            ------------------------------------
                                            President, CEO, Secretary
                                            Treasurer, Principal Executive,
                                            Financial and Accounting Officer

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