Form 10-Q/A
period 2015-06-30
Zlato Inc.
filed 2016-01-06
CIK 1576724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment No. 1
                                       to
                                    FORM 10-Q

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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q (this "Amendment") to Zlato Inc.'s Quarterly Report on Form 10-K for the fiscal quarter ended June 30, 2015, originally filed with the Securities and Exchange Commission on August 7, 2015 (the "Original Filing"), is being filed for the purpose of correcting an incorrect reference to our disclosure controls and procedures being effective as of June 30, 2015 in
Part I, Item 4, Controls and Procedures, "Disclosure Controls and Procedures," of the Original Filing. Except as described above, no other changes have been made to the Original Filing. This Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing and does not reflect events that may have occurred subsequent to the filing dates of the Original Filing.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2015.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Pursuant to Rule 601 of Regulation SK, the following exhibits are included herein or incorporated by reference.

Exhibit
Number                            Description
------                            -----------

  3.1        Articles of Incorporation*
  3.2        By-laws*
  31.1       Certification Pursuant to 18 U.S.C. ss. 1350, Section 302
  31.2       Certification Pursuant to 18 U.S.C. ss. 1350, Section 302
  32.1       Certification Pursuant to 18 U.S.C. ss.1350, Section 906
  101        Interactive Data Files pursuant to Rule 405 of Regulation S-T**

----------
*    Incorporated  by  reference  to  our  S-1  Registration   Statement,   File
     333-188610, filed on May 15, 2013
** Incorporated by reference to Form 10-Q (File No. 000-55023), filed on August 7, 2015

Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of January, 2016.

                                    ZLATO INC.


Date: January 6, 2016               By: /s/ Dana Gallovicova
                                       -----------------------------------------
                                    Name:  Dana Gallovicova
                                    Title: President, CEO, Secretary Treasurer
                                           Principal Executive, Financial
                                           and Accounting Officer