Form 10-Q/A
period 2015-09-30
Zlato Inc.
filed 2016-01-06
CIK 1576724

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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q (this "Amendment") to Zlato Inc.'s Quarterly Report on Form 10-K for the fiscal quarter ended September 30, 2015, originally filed with the Securities and Exchange Commission on November 6, 2015 (the "Original Filing"), is being filed for the purpose of correcting an incorrect reference to our disclosure controls and procedures being effective as of September 30, 2015 in Part I, Item 4, Controls and Procedures, "Disclosure Controls and Procedures," of the Original Filing. Except as described above, no other changes have been made to the Original Filing. This Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing and does not reflect events that may have occurred subsequent to the filing dates of the Original Filing.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2015.

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

Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of January 2016.

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