Form 10-K
period 2016-03-31
Zlato Inc.
filed 2016-07-08
CIK 1576724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For fiscal year ended March 31, 2016

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

At September 30, 2015, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $50,000. At March 31, 2016, the end of the Registrant's most recently completed fiscal year, there were 6,000,000 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

                         ZLATO INC. - TABLE OF CONTENTS

          PART I

ITEM 1.   Business                                                            2
ITEM 1A.  Risk Factors                                                       10
ITEM 1B.  Unresolved Staff Comments                                          10
ITEM 2.   Properties                                                         10
ITEM 3.   Legal Proceedings                                                  10
ITEM 4.   Mine Safety Disclosures                                            10

          PART II

ITEM 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                  10
ITEM 6.   Selected Financial Data                                            11
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          11
ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk         14
ITEM 8.   Financial Statements and Supplementary Data                        15
ITEM 9.   Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure                                           26
ITEM 9A.  Controls and Procedures                                            26
ITEM 9B.  Other Information                                                  27

          PART III

ITEM 10.  Directors, Executive Officers, and Corporate Governance            27
ITEM 11.  Executive Compensation                                             29
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                    30
ITEM 13.  Certain Relationships and Related Transactions, and Director
          Independence                                                       31
ITEM 14.  Principal Accounting Fees and Services                             32

          PART IV

ITEM 15.  Exhibits, Financial Statement Schedules                            32

          Signatures                                                         33

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

We currently have no revenues, no operating history, and no users or revenues for our software. We need to raise an additional $200,000 to maintain our existence and fund an adequate marketing program to launch our product.
Corporate existence maintenance costs alone over the next 12 months are approximately $15,000. We need another $50,000 to further develop our software over an 8-10 month period to interface with third party diagnostic and vital signs monitor equipment suppliers.

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

THE MARKET

We consider our proposed business to be a segment of the overall health care industry. We are planning to target small to medium sized physician offices and clinics in the USA, providing we are successful in raising sufficient funds to commercialize our product. According to the most recent Federation of State Medical Boards census released September 4, 2015, there were approximately 912,000 physicians in the USA in 2014 and although there are no current definitive government statistics, various private surveys of medical professionals generally indicate that a significant majority were practicing in groups of 9 or less. We are also planning to focus on the USA because the USA is primarily a private, for profit system under which physicians have significant autonomy over equipping their practices and related infrastructure.

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

Our business is also subject to the HITECH Act (Health Information Technology for Economic and Clinical Health) which is part of the American Recovery and Reinvestment Act of 2009. One aspect of this Act focuses on relief programs and economic stimulus for the Health sector, and outlines initiatives for the use of technology in the healthcare industry, and specific "meaningful use" criteria. Meaningful use is the set of standards defined by the Centers for Medicare & Medicaid Services (CMS) Incentive Programs that governs the use of electronic health records and allows eligible providers and hospitals to earn incentive payments by meeting specific criteria. These criteria are considered to be beneficial to our business (provided we can introduce our product in a timely manner). The goal of meaningful use is to promote the spread of electronic health records to improve health care in the United States. The benefits of the meaningful use of EMR's include:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not currently own any real property. Our corporate offices are located at Mlynska 28, 040 01 Kosice, Slovak Republic. We pay annual rent of approximately $400 for this shared office space. This location will serve as our primary executive offices for the foreseeable future. Management believes the current premises arrangements are sufficient for its needs for at least the next 12 months.

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

HOLDERS

On July 6, 2016 there were 28 holders of record of our common stock.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2016.

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

GOING CONCERN

Our auditor's report expresses an opinion over our March 31, 2016 financial statements that substantial doubt exists as to whether we can continue as an ongoing business. We have very limited operations and no revenues. We have incurred losses from operations since inception. No revenues are anticipated until we complete and successfully commercialize our planned EMR software. The ability of our Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

Our activities to date have been financed from the proceeds of share subscriptions and loans from our Director. From our inception to March 31, 2016, we have raised a total of $65,000 in gross proceeds from the issuance of our common stock. From inception to March 31, 2016 our Director lent $21,586 (for the year ended March 31, 2016 - $15,826) to our company to pay for our existence and regulatory filings. There is no guarantee that we will be able to raise any additional funds through any other offerings or methods.

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

12 MONTH PLAN OF OPERATION

Our plan of operations over the next 12 month period is focused exclusively on raising additional capital. We currently estimate we will require an additional $200,000 for corporate existence, the commercial launch of our basic EMR software and another 8-10 months (subsequent to the completion of our basic EMR software) and $50,000 to develop the software development kit for interoperability with third parties. Our corporate existence maintenance costs alone included in the above noted total are $15,000 for the next 12 months. We do not have any arrangements in place for this additional financing.

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

RESULTS OF OPERATIONS

We incurred a loss of $15,564 for the year ended March 31, 2016 compared to $22,438 for March 31, 2015. Our 2015 loss includes $10,289 for professional fees and $5,275 for general and administrative costs. Our 2015 loss includes $17,050 for professional fees and $5,388 for general and administrative costs.

We have incurred cumulative losses of $89,504. We believe we will continue to incur losses into the foreseeable future as we develop our business.

REVENUES

We did not generate any revenues in 2014 or 2015. Future revenue generation is dependent on the successful commercial launch of our EMR product, for which we need significant financing to market and sell our product.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our cash flow and operations solely from the sale of common stock and loans from our Director.

We started our fiscal year ending March 31, 2016 with a $8,940 net working capital deficiency. As previously indicated, we received $15,826 in loan proceeds during the year from our Director. The loan is non interest bearing, has no repayment terms and is due on demand. During the year ended March 31, 2016, we used $15,344 in cash for our operations. As a result, our remaining cash balance as of March 31, 2016 was $482 and we had a working capital deficiency of $24,504 including the accumulated loan balance of $21,586.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                   Zlato Inc.

                             March 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm                      16

Balance Sheets as of March 31, 2016 and 2015                                 17

Statements of Operations for the Years Ended March 31, 2016 and 2015         18

Statement of Stockholders' Equity for the Years Ended March 31, 2016
and 2015                                                                     19

Statements of Cash Flows for the Years Ended March 31, 2016 and 2015         20

Notes to the Financial Statements                                            21

                          PLS CPA, A Professional Corp.
        * 4725 MERCURY STREET SUITE 210 * SAN DIEGO * CALIFORNIA 92111 *
      * TELEPHONE (858) 722-5953 * FAX (858) 761-0341 * FAX (858) 764-5480
                         * E-MAIL changgpark@gmail.com *


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of Zlato, Inc.

We have audited the accompanying balance sheet of Zlato, Inc. (the "Company") as of March 31, 2016 and 2015, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zlato, Inc. as of March 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PLS CPA
-----------------------------
PLS CPA, A Professional Corp.
July 7, 2016
San Diego, CA. 92111



          Registered with the Public Company Accounting Oversight Board

                                   ZLATO INC.

                                 BALANCE SHEETS

                                                      March 31, 2016       March 31, 2015
                                                      --------------       --------------
ASSETS

Current assets
  Cash and bank accounts                                 $    482             $     --
                                                         --------             --------
      Total current assets                                    482                   --
                                                         --------             --------

Total assets                                             $    482             $     --
                                                         ========             ========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                       $  3,400             $  3,180
  Due to Director                                          21,586                5,760
                                                         --------             --------
      Total current liabilities                            24,986                8,940
                                                         --------             --------
Stockholders' deficit
  Authorized:
    75,000,000 common shares
     Par value $0.001
  Issued and outstanding:
    6,000,000 common shares                                 6,000                6,000
  Additional paid-in capital                               59,000               59,000
  Accumulated deficit                                     (89,504)             (73,940)
                                                         --------             --------
      Total stockholders' deficit                         (24,504)              (8,940)
                                                         --------             --------

Total liabilities and stockholders' deficit              $    482             $     --
                                                         ========             ========


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.

                            STATEMENTS OF OPERATIONS

                                                              Year Ended           Year Ended
                                                            March 31, 2016       March 31, 2015
                                                            --------------       --------------
REVENUE                                                       $       --           $       --

OPERATING EXPENSES
  General & administrative                                         5,275                5,388
  Professional fees                                               10,289               17,050
                                                              ----------           ----------
  Loss before income taxes                                       (15,564)             (22,438)

Provision for income taxes                                            --                   --
                                                              ----------           ----------

Net loss                                                      $  (15,564)          $  (22,438)
                                                              ==========           ==========

Basic and diluted loss per Common share (1)
                                                              ==========           ==========

Weighted average number of common shares outstanding           6,000,000            6,000,000
                                                              ==========           ==========

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                          Common Stock          Additional                        Total
                                       -------------------       Paid in       Accumulated     Stockholders'
                                       Shares       Amount       Capital         Deficit         Deficit
                                       ------       ------       -------         -------         -------
Balance March 31, 2014               6,000,000     $ 6,000      $ 59,000        $ (51,502)      $  13,498

Net loss for the period                     --          --            --          (22,438)        (22,438)
                                     ---------     -------      --------        ---------       ---------

Balance March 31, 2015               6,000,000       6,000        59,000          (73,940)         (8,940)
                                     ---------     -------      --------        ---------       ---------

Net loss for the period                     --          --            --          (15,564)        (15,564)
                                     ---------     -------      --------        ---------       ---------

Balance March 31, 2016               6,000,000     $ 6,000      $ 59,000        $ (89,504)      $ (24,504)
                                     =========     =======      ========        =========       =========


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.

                            STATEMENTS OF CASH FLOWS

                                                              Year Ended           Year Ended
                                                            March 31, 2016       March 31, 2015
                                                            --------------       --------------
OPERATING ACTIVITIES
  Net loss for the period                                     $ (15,564)           $ (22,438)
  Changes in operating assets and liabilities:
    Accounts payable                                                220                3,080
                                                              ---------            ---------

Net cash used for operating activities                          (15,344)             (19,358)
                                                              ---------            ---------
FINANCING ACTIVITIES
  Loan from director                                             15,826                5,760
  Proceeds from issuance of common stock                             --                   --
                                                              ---------            ---------

Net cash provided by financing activities                        15,826                5,760

Increase (decrease) in cash during the period                       482              (13,598)

Cash, beginning of the period                                        --               13,598
                                                              ---------            ---------

Cash, end of the period                                       $     482            $      --
                                                              =========            =========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                  $      --            $      --
  Cash paid for interest                                      $      --            $      --


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2016


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

                                   ZLATO INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2016


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

                                   ZLATO INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2016


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses from the date of incorporation on February 25, 2013 to March 31, 2016 of $89,504. The ability of the Company to continue as a going concern is dependent upon the Company's successful efforts to either generate revenues or raise sufficient capital for its business plans and then attain profitable operations. In response to these issues, management has planned the following actions:

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

                                   ZLATO INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2016


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

During the year ended March 31, 2016, the Director of the Company advanced $15,826 to the Company to pay expenses on behalf of the Company. Total advances to March 31, 2016 are $21,586. The advances bear no interest, are unsecured, and due on demand.

                                   ZLATO INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2016


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

                                           March 31, 2016        March 31, 2015
                                           --------------        --------------

Net loss before taxes                         $ 15,564              $ 22,438
Statutory rate                                      35%                   35%
                                              --------              --------

Computed expected tax recovery                   5,447                 7,853
Change in valuation allowance                   (5,447)               (7,853)
                                              --------              --------

Income tax provision                          $     --              $     --
                                              ========              ========

The accumulated net loss before taxes is $89,504, resulting in an aggregate deferred tax asset/recovery of $31,326. The Company has recorded a 100% valuation allowance due to the uncertainty of realization.

The Company's aggregate net operating losses of $89,504 expire as follows:

March 31, 2033 - $ 555 March 31, 2034 - 50,947 March 31, 2035 - 22,438 March 31,
2036- 15,564
                    $89,504

NOTE 7. SUBSEQUENT EVENTS

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after March 31, 2016.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

                       DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2016.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of March 31, 2016, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's President and Chief Executive Officer and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President and Chief Executive Officer who also serves as our principal financial and accounting officer, in connection with the review of our financial statements as of March 31, 2016.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2016 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

                                                              Date First Elected
     Name          Position Held with the Company     Age        or Appointed
     ----          ------------------------------     ---        ------------

Dana Gallovicova     President, CEO Secretary,         43     February 25, 2013
                     Treasurer and Director

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to our sole officer for the fiscal periods indicated:

SUMMARY COMPENSATION TABLE

                                                                                        Change in
                                                                                         Pension
                                                                                         Value &
                                                                          Non-Equity   Nonqualified
                                                                          Incentive     Deferred       All
  Name and                                                                   Plan        Compen-      Other
 Principal                                            Stock      Option    Compen-       sation       Compen-
  Position             Year   Salary($)  Bonus($)   Awards($)   Awards($)  sation($)    Earnings($)  sation($)  Totals($)
------------           ----   ---------  --------   ---------   ---------  ---------    -----------  ---------  ---------
Dana Gallovicova       2016       0         0           0           0          0             0           0          0
President, CEO         2015       0         0           0           0          0             0           0          0
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

EMPLOYMENT CONTRACTS

The Company has not entered into an employment agreement with its officer and director during the year ended March 31, 2016.

DIRECTOR COMPENSATION TABLE

                                                                             Change in
                                                                              Pension
                            Fees                                             Value and
                           Earned                           Non-Equity      Nonqualified     All
                             or                              Incentive        Deferred      Other
                           Paid in    Stock      Option        Plan         Compensation   Compen-
    Name                   Cash($)   Awards($)  Awards($)  Compensation($)   Earnings($)   sation($)  Total($)
    ----                   -------   ---------  ---------  ---------------   -----------   ---------  --------
Dana Gallovicova    2016      0          0          0             0               0            0         0
                    2015      0          0          0             0               0            0         0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

PRINCIPAL SHAREHOLDERS

The following table lists, as of March 31, 2016, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and
(iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

                                                               Amount and
                                           Amount and           Nature of
                                            Nature of          Beneficial        Percent
                                            Beneficial          Ownership        of Class
Title of      Name and Address of         Ownership Prior      Subsequent        Prior to
 Class         Beneficial Owner            to Offering         to Offering      Offering (2)
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

As of March 31, 2016, Ms. Gallovicova lent our company an aggregate of $21,586 to pay for certain of our regulatory filings and to maintain our corporate existence. The loan is non interest bearing, has no specified repayment terms and is due on demand.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed during the fiscal years ended March 31, 2016 and 2015 for professional services rendered by PLS CPA, A Professional Corp. with respect to the audits of our 2016 and 2015 financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

                                             Year Ended           Year Ended
                                           March 31, 2016       March 31, 2015
                                           --------------       --------------

Audit Fees and Audit Related Fees             $  8,000             $  8,000
Tax
Fees                                                --                   --
All Other
Fees                                               300                  300
                                              --------             --------

TOTAL                                         $  8,300             $  8,300
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

                                        ZLATO INC.


Date: July 7, 2016                      By: /s/ Dana Gallovicova
                                            ------------------------------------
                                            President, CEO, Secretary,
                                            Treasurer, Principal Executive,
                                            Financial and Accounting Officer