Form 10-Q
period 2016-06-30
Zlato Inc.
filed 2016-08-04
CIK 1576724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the quarter ended June 30, 2016

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Number of shares outstanding of the registrant's class of common stock as July 29, 2016: 6,000,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the quarter ended June 30, 2016.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

     Balance Sheets ................................................      3

     Statements of Operations ......................................      4

     Statements of Cash Flows ......................................      5

     Notes to the Financial Statements .............................      6

                                   ZLATO INC.

                                 BALANCE SHEETS

                                                      June 30, 2016        March 31, 2016
                                                      -------------        --------------
                                                       (unaudited)
ASSETS

Current assets
  Cash and bank accounts                                $    217              $    482
  Prepaid rent                                               316                    --
                                                        --------              --------
Total current assets                                         533                   482
                                                        --------              --------

Total assets                                            $    533              $    482
                                                        ========              ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                      $  7,200              $  3,400
  Due to director                                         22,008                21,586
                                                        --------              --------
Total current liabilities                                 29,208                24,986
                                                        --------              --------
Stockholders' deficit
  Authorized:
    75,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    6,000,000 common shares                                6,000                 6,000
  Additional paid-in capital                              59,000                59,000
  Accumulated deficit                                    (93,675)              (89,504)
                                                        --------              --------
Total stockholders' deficit                              (28,675)              (24,504)
                                                        --------              --------

Total liabilities and stockholders' deficit             $    533              $    482
                                                        ========              ========


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                             Three Months         Three Months
                                                                Ended                Ended
                                                             June 30, 2016        June 30, 2015
                                                             -------------        -------------
REVENUE                                                       $       --           $       --
                                                              ----------           ----------
OPERATING EXPENSES
  General & administrative                                           406                1,185
  Professional fees                                                3,765                3,765
                                                              ----------           ----------
Loss before income taxes                                          (4,171)              (4,950)

Provision for income taxes                                            --                   --
                                                              ----------           ----------

Net loss                                                      $   (4,171)          $   (4,950)
                                                              ==========           ==========
Basic and diluted loss per Common share (1)
                                                              ==========           ==========

Weighted average number of common shares outstanding           6,000,000            6,000,000
                                                              ==========           ==========

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                             Three Months         Three Months
                                                                Ended                Ended
                                                             June 30, 2016        June 30, 2015
                                                             -------------        -------------
OPERATING ACTIVITIES
  Net loss for the period                                      $ (4,171)            $ (4,950)
  Changes in operating assets and liabilities:
    Prepaid rent                                                   (316)                (297)
    Accounts payable                                              3,800                  (80)
                                                               --------             --------

Net cash used for operating activities                             (687)              (5,327)
                                                               --------             --------
FINANCING ACTIVITIES
  Loan from director                                                422                8,196
                                                               --------             --------

Net cash provided by financing activities                           422                8,196
                                                               --------             --------

(Decrease) increase in cash during the period                      (265)               2,869

Cash, beginning of the period                                       482                   --
                                                               --------             --------

Cash, end of the period                                        $    217             $  2,869
                                                               ========             ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                   $     --             $     --
  Cash paid for interest                                       $     --             $     --


   The accompanying notes are an integral part of these financial statements.

                                   ZLATO INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2016
                                   (unaudited)


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

                                   ZLATO INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2016
                                   (unaudited)


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

                                   ZLATO INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2016
                                   (unaudited)


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses from the date of incorporation on February 25, 2013 to June 30, 2016 of $93,675. The ability of the Company to continue as a going concern is dependent upon the Company's successful efforts to either generate revenues or raise sufficient capital for its business plans and then attain profitable operations. In response to these issues, management has planned the following actions:

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

                                   ZLATO INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2016
                                   (unaudited)


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

During the quarter ended June 30, 2016, the Director of the Company advanced $422 to the Company to pay expenses on behalf of the Company. Total advances to June 30, 2016 are $22,008. The advances bear no interest, are unsecured, and due on demand.

                                   ZLATO INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2016
                                   (unaudited)


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
                                               ========            ========

The accumulated net losses to March 31, 2016 before taxes are $89,504, resulting in an aggregate deferred tax asset/recovery of $31,326. The Company has recorded a 100% valuation allowance due to the uncertainty of realization.

The Company's aggregate net operating losses of $89,504 expire as follows:

      March 31, 2033 -    $   555
      March 31, 2034 -     50,947
      March 31, 2035 -     22,438
      March 31, 2036 -     15,564
                          -------
                          $89,504
                          =======

NOTE 7. SUBSEQUENT EVENTS

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after June 30, 2016.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-Q, together with the more detailed business information and the March 31, 2016 audited financial statements included in the Company's Annual Report on Form 10K (File No. 000-55023), as filed with the SEC on July 8, 2016. It also includes our detailed expenditures and plan of operations described herein. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute "forward-looking" statements.

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

Our activities to date have been financed from the proceeds of share subscriptions and a loan from our director. From our inception to the present we have raised a total of $65,000 in gross proceeds from the issuance of our common stock. Our director also lent us $22,008 in aggregate for our operations. We require significant additional financing to develop our business. There is no guarantee that we will be able to raise any additional funds.

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

 RESULTS OF OPERATIONS

We incurred a loss of $4,171 and $4,950 for the three month periods ended June 30, 2016 and 2015 respectively. This three month loss includes $406 for general and administrative costs (2015 - $1,185) and $3,765 (2015 - $3,765) for professional fees.

From inception on February 25, 2013 to June 30, 2016 we have incurred cumulative losses of $93,675. We believe we will continue to incur losses into the foreseeable future as we develop our business.

REVENUES

We have not generated any revenues since February 25, 2013 (inception). Future revenue generation is dependent on obtaining the necessary financing to commercially launch our product.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our cash flow and operations solely from the sale of $65,000 of common stock. Our director has also lent our Company $22,008 for working capital purposes. The loan does not bear interest and there are no specified repayment terms. She has indicated that she will not seek repayment until we have sufficient resources to do so. All of the funds we have raised were used for operating activities since our inception on February 25, 2013. As of June 30, 2016, our resultant cash balance was $217 and our net working capital deficit was $28,675.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2016.

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

                                    ZLATO INC.


Date: August 4, 2016                By: /s/ Dana Gallovicova
                                       -----------------------------------------
                                    Name:  Dana Gallovicova
                                    Title: President, CEO, Secretary Treasurer
                                           Principal Executive, Financial
                                           and Accounting Officer