Form 10-Q
period 2016-12-31
Zlato Inc.
filed 2017-02-17
CIK 1576724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 000-55023

ZLATO INC.
(Exact name of registrant as specified in its charter)

Nevada	46-3883208
State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization	Identification No.)

 Mlynska 28,  040 01 Kosice, Slovak Republic
 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 646-875-5747

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [  ]

Number of shares outstanding of the registrant’s class of common stock as February 15, 2017: 6,000,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the quarter ended December 31, 2016.

FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10‑Q CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE “FORWARD‑LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, “FORWARD‑LOOKING STATEMENTS”). FORWARD‑LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD‑LOOKING STATEMENTS. IN ASSESSING FORWARD‑LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10‑Q, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS – INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10‑Q. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL  BE ADEQUATE CAPITAL OR THEY MAY BE UNSUCCESSUFL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ZLATO INC.

BALANCE SHEETS

	December 31, 2016	March 31, 2016
	(unaudited)
ASSETS

Current assets
Cash and bank accounts	$434	$482
Prepaid rent	106	-

Total current assets	540	482

Total assets	$540	$482

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$3,200	$3,400
Due to director	32,608	21,586

Total current liabilities	35,808	24,986

Stockholders’ deficit
Authorized:
75,000,000 common shares
Par value $0.001
Issued and outstanding:
6,000,000 common shares	6,000	6,000
Additional paid-in capital	59,000	59,000
Accumulated deficit	(100,268)	(89,504)

Total stockholders’ deficit	(35,268)	(24,504)

Total liabilities and stockholders' deficit	$540	$482

The accompanying notes are an integral part of these financial statements.

ZLATO INC.

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015	Nine Months Ended December 31, 2016	Nine Months Ended December 31, 2015

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General & administrative	1,002	1,075	3,169	3,239
Professional fees	1,765	1,765	7,595	7,595
Loss before income taxes	(2,767)	(2,840)	(10,764)	(10,834)

Provision for income taxes	-	-	-	-

Net loss	$(2,767)	$(2,840)	$(10,764)	$(10,834)

Basic and diluted loss per common share (1)

Weighted average number of common shares outstanding	6,000,000	6,000,000	6,000,000	6,000,000

_________________
(1) less than $0.01

The accompanying notes are an integral part of these financial statements.

ZLATO INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended December 31, 2016	Nine Months Ended December 31, 2015
OPERATING ACTIVITIES
Net loss for the period	$(10,764)	$(10,834)
Changes in operating assets and liabilities:
Prepaid rent	(106)	(99)
Accounts payable	(200)	-

Net cash used for operating activities	(11,070)	(10,933)

FINANCING ACTIVITIES
Loan from director	11,022	11,146

Net cash provided by financing activities	11,022	11,146

(Decrease) increase in cash during the period	(48)	213

Cash, beginning of the period	482	-

Cash, end of the period	$434	$213

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

ZLATO INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2016
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

Cash
The Company’s cash consists of funds deposited with its lawyer into the law firm’s trust account.

ZLATO INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2016
(unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per Share
The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. The Company has not issued any options or warrants or similar securities since inception.

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
December 31, 2016
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

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses from the date of incorporation on February 25, 2013 to December 31, 2016 of $100,268. The ability of the Company to continue as a going concern is dependent upon the Company’s successful efforts to either generate revenues or raise sufficient capital for its business plans and then attain profitable operations. In response to these issues, management has planned the following actions:

-
The Company intends to fund its expenditures through loans or equity financing arrangements, which may be insufficient to fund its proposed development expenditures, working capital and other cash requirements through the next fiscal year.

-
Management is currently formulating plans to develop and sell electronic medical records software to generate future revenues. There can be no assurances, however, that management’s expectations of future revenues will be realized.

ZLATO INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2016
(unaudited)

NOTE 3. GOING CONCERN (continued)

Management estimates the minimum amount of additional funding necessary to enable the Company to carry out its intended business plan and remain viable for at least the twelve months following the date of the financial statements is approximately $50,000. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. STOCKHOLDERS’ EQUITY

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

NOTE 5. RELATED PARTY TRANSACTIONS

The Company’s officer and director is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On February 25, 2013, the Company issued 5,000,000 shares of its common stock to its President, Secretary Treasurer and Director for cash of $15,000. See Note 4.

During the nine months ended December 31, 2016, the Director of the Company advanced $11,022 to the Company to pay expenses on behalf of the Company. Total advances to December 31, 2016 are $32,608. The advances bear no interest, are unsecured, and due on demand.

ZLATO INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2016
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

	March 31, 2016	March 31, 2015

Net loss before taxes	$15,564	$22,438
Statutory rate	35%	35%

Computed expected tax recovery	5,447	7,853
Change in valuation allowance	(5,447)	(7,853)

Income tax provision	$–	$–

The accumulated net losses to March 31, 2016 before taxes are $89,504, resulting in an aggregate deferred tax asset/recovery of $31,326. The Company has recorded a 100% valuation allowance due to the uncertainty of realization.

The Company’s aggregate net operating losses of $89,504 expire as follows:

March 31, 2033 -	$555
March 31, 2034 -	50,947
March 31, 2035 -	22,438
March 31, 2036-	15,564
$89,504

NOTE 7. SUBSEQUENT EVENTS

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after December 31, 2016.

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

General Overview

Our Company was incorporated in the State of Nevada on February 25, 2013 to engage in the development and sale of electronic medical record (“EMR”) software for small and medium sized physician offices and clinics. Our principal executive offices are located at Mlynska 28, 040 01 Kosice, Slovak Republic. Our phone number is (646) 875-5747. We are a development stage company and we have no subsidiaries. Our common shares are posted for trading on the OTC Markets under the symbol “ZFLO”.

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

Our activities to date have been financed from the proceeds of share subscriptions and a loan from our director. From our inception to the present we have raised a total of $65,000 in gross proceeds from the issuance of our common stock. Our director also lent us $32,608 in aggregate for our operations. We require significant additional financing to develop our business. There is no guarantee that we will be able to raise any additional funds.

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

Results of Operations

We incurred a loss of $2,767 and $2,840 for the three month periods ended December 31, 2016 and 2015 respectively. This three month loss includes $1,002 for general and administrative costs (2015 - $1,075) and $1,765 (2015 - $1,765) for professional fees.

We incurred a loss of $10,764 and $10,834 for the nine month periods ended December 31, 2016 and 2015 respectively. This nine month loss includes $3,169 for general and administrative costs (2015 - $3,239) and $7,595 (2015 - $7,595) for professional fees.

From inception on February 25, 2013 to December 31, 2016 we have incurred cumulative losses of $100,268. We believe we will continue to incur losses into the foreseeable future as we develop our business.

Revenues

We have not generated any revenues since February 25, 2013 (inception). Future revenue generation is dependent on obtaining the necessary financing to commercially launch our product.

Liquidity and Capital Resources

Historically, we have financed our cash flow and operations solely from the sale of $65,000 of common stock. Our director has also lent our Company $32,608 for working capital purposes. The loan does not bear interest and there are no specified repayment terms. She has indicated that she will not seek repayment until we have sufficient resources to do so. All of the funds we have raised were used for operating activities since our inception on February 25, 2013. As of December 31, 2016, our resultant cash balance was $434 and our net working capital deficit was $35,268.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2016.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

___________
* Incorporated by reference to our S-1 Registration Statement, File 333-188610, filed on May 15, 2013

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th February, 2017.

ZLATO INC.

Date: February 17, 2017	By: /s/ Dana Gallovicova
Name: Dana Gallovicova
Title: President, CEO, Secretary Treasurer
Principal Executive, Financial and Accounting Officer