Form 10-K
period 2017-03-31
Vilacto Bio Inc.
filed 2017-07-14
CIK 1576724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-55023

Vilacto Bio Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-3883208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Seagram Building, 375 Park Avenue Suite 2607, New York City NY	10152
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: +16468937895

Securities registered under Section 12(b) of the Exchange Act
Title of each class	Name of each exchange on which registered
None	not applicable

Securities registered under Section 12(g) of the Exchange Act:
Title of each class
Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 90,000,000 as of June 27, 2017

2

PART IV
Item 15.	Exhibits, Financial Statement Schedules	21

PART I

Item 1. Business

Overview

On February 21, 2017, Dana Gallovicova, our prior officer and director, agreed to transfer her 75,000,000 shares of common stock in our company to Gert Andersen pursuant to a Stock Purchase Agreement. Shortly thereafter, Ms. Galloviacova resigned and Mr. Gert was appointed as our sole officer and director. As a result of this transaction, a change in control occurred.

Effective April 4, 2017, we changed our name from Zlato, Inc. to Vilacto Bio Inc. With our new name, majority shareholder and management, we have decided to abandon our former business plan of marketing electronic medical record software, and opted for a new business direction. We are now a biotech company based in Denmark that has acquired a license to a patented molecule, known as the Lactoactive molecule, that has in numerous studies demonstrated above average effect in treating conditions such as inflammatory diseases, diabetics, psoriasis, and skin issues in different levels. We aim to further develop our Lactoactive molecule for the purpose of increasing the quality of our retail and medical skin cream products as well as developing products for medical applications.

We are currently marketing a line of our skin care products on our website at www.vilacto.com. These products include, lotions, skin care creams and gels, lip balms, foot creams and oils, and similar items.

Intellectual Property

On April 4, 2017, we entered into a license agreement (the “License Agreement”) with Pharma GP ApS. (“Pharma GP”) and acquired an exclusive license to sell certain cosmetic products or ingredients covered by United States Patent No. US 8,637,075 in the territory of the United States.

For the license, we agreed to pay to GP a royalty of eight percent (8%) on the selling price (irrespective of any taxes, custom duties, costs of insurance, transportation costs or other costs) for all licensed product we sell in the United States (if in excess of the agreed minimum royalty), or pay the agreed minimum royalty of USD 10 per month.

Under the License Agreement, we have the ability to sublicense to third parties under the royalty arrangement described above.

We also entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Pharma GP ApS and its sole shareholder, 9 Heroes APS, a Denmark corporation (together, “Seller”). In accordance with the terms of the Purchase Agreement, we agreed to purchase all of the outstanding shares of Pharma GP ApS for the purchase price (the “Purchase Price”) of $6,000,000.00, payable as $3,000,000.00 in cash and the balance in shares of our common stock.

The closing of the above transactions was expected to occur by May 31, 2017, but will likely not occur until later this year, provided we are able to successfully raise capital for the Purchase Price.

Pharma GP ApS is a manufacturer of skincare products with distribution in several countries. The company’s body and facial creams are designed for moisturizing, skin regeneration, wound healing and a variety of skin issues, such as dry and cracked skin, among other things.

In addition, Pharma GP ApS owns patents, trademarks and production facilities for an ingredient designed to be used in pharmaceuticals and medical devices for treating a wide range of issues. Pharma GP ApS currently has skincare products that are available over the counter. However, the company intends to develop, market and sell pharmaceutical skincare products to treat various ailments using its patented technology. Currently, the company has no government approved products, but with the financing, we intend to purchase Pharma GP ApS and focus on those clinical applications.

Competition

The market for skincare/cosmeceuticals is highly competitive with many established manufacturers, suppliers and distributors engaged in all phases of the business. Competitive factors in our market include:

▪	product efficacy and uniqueness;
▪	brand awareness and recognition, product quality, reliability of performance and convenience of use;
▪	cost effectiveness;
▪	breadth of product offerings;
▪	sales and marketing capabilities and methods of distribution;
▪	resources devoted to product education and technical support; and
▪	speed of introducing new competitive products and existing product upgrades.

We face and will continue to face intense competition. A number of our competitors have far greater research and development and marketing capabilities and far greater financial resources than we do. These competitors may have developed, or could in the future develop, new technologies that compete with our products or render our products obsolete. We are also likely to encounter increased competition as we enter new markets and as we attempt to further penetrate existing markets. Some of our competitors have, in the past, and may, in the future, compete by lowering prices on their products. We may respond by lowering our prices, exiting the market or competing by investing in the development of new, improved products.

Approximately 400 companies compete in the U.S. cosmeceutical industry, divided fairly evenly among chemical and end-use product segments. The seven largest producers of cosmeceutical products are Johnson & Johnson, Procter & Gamble, L’Oreal, Allergan, Avon, Estee Lauder and Medicis. These companies control more than 60% of the U.S. cosmeceutical market. Our products also compete with similar products sold in prestige locations, such as department stores, high-end specialty retailers, door-to-door, by television and infomercials or mail-order or telemarketing by representatives of direct sales companies.

Government Regulation

Cosmetic and Skin Care Regulation

Depending upon product claims and formulation, skin care products may be regulated as cosmetics, drugs, devices, or combination cosmetics and drugs. We currently only market cosmetic skin care products and are evaluating entry into the pharmaceutical market. The FDA has authority to regulate cosmetics marketed in the United States under the FDCA and the Fair Packaging and Labeling Act (“FPLA”) and implementing regulations. The Federal Trade Commission (the “FTC”) regulates the advertising of cosmetics under the FTCA.

The FDCA prohibits the marketing of adulterated and misbranded cosmetics. Cosmetic ingredients must also comply with the FDA’s ingredient, quality, and labeling requirements and the FTC’s requirements pertaining to truthful and non-misleading advertising. Cosmetic products and ingredients, with the exception of color additives, are not required to have FDA premarket approval. Manufacturers of cosmetics are also not required to register their establishments, file data on ingredients, or report cosmetic-related injuries to the FDA.

We will be responsible for substantiating the safety and product claims of the cosmetic products and ingredients before marketing. The FDA or FTC may disagree with our characterization of one or more of the skin care products as a cosmetic or the product claims. This could result in a variety of enforcement actions which could require the reformulation or relabeling of our products, the submission of information in support of the product claims or the safety and effectiveness of our products, or more punitive action, all of which could have a material adverse effect on our business. If the FDA determines we have failed to comply with applicable requirements under the FDCA or FPLA, it can impose a variety of enforcement actions from public warning letters, injunctions, consent decrees, and civil penalties to seizure of our products, total or partial shutdown of our production, and criminal prosecutions. If any of these events were to occur, it could materially adversely affect us. If the FTC determines we have failed to substantiate our claims, it can pursue a variety of actions including disgorgement of profits, injunction from further violative conduct, and consent decrees.

Environmental Laws

We are not subject to any significant or material environmental regulation in the normal operation of our business.

Employees

We currently have one employee, our sole officer Gert Andersen.

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this annual report on Form 10-K before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur.

Risks Related to Our Financial Condition and our Business

Our investors may lose their entire investment because our financial status creates a doubt whether we will continue as a going concern.

Our auditors, in their opinion dated July 13, 2017  have stated that currently we do not have sufficient cash nor do we have a significant source of revenues to cover our operational costs and allow us to continue as a going concern.  We seek to raise operating capital to implement our business plan in an offering of our common stock.  Our company's plan specifies a minimum amount of $50,000 in additional operating capital to operate for the next twelve months. However, there can be no assurance that such offering will be successful. You may lose your entire investment

Our failure to raise additional capital or generate cash flows necessary to expand our operations could reduce our ability to compete successfully and adversely affect our results of operations.

We need to raise additional funds to achieve our future strategic objectives, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

▪	launch, develop and enhance our existing products;
▪	continue to expand our product base, sales and/or marketing efforts;
▪	hire, train and retain employees; or
▪	respond to competitive pressures or unanticipated working capital requirements.

Our inability to do any of the foregoing could reduce our ability to compete successfully and adversely affect our results of operations.

If our products are not deemed desirable and suitable for purchase and we cannot establish a customer base, we may not be able to generate sufficient revenues, which would result in a failure of the business and a loss of any investment one makes our company.

The acceptance of our products is critically important to our success. We cannot be certain that the products that we will be offering will be appealing and as a result there may not be any demand for these products and our sales could be limited and we may never realize any significant revenues. In addition, there are no assurances that if we alter or change the products we offer in the future that the demand for these new products will develop and this could adversely affect our business and any possible revenues.

If demand for the products that we plan to offer slows, then our business would be materially affected.

Demand for products, which we intend to sell, depends on many factors, including:

▪	the economy, and in periods of rapidly declining economic conditions, customers may defer luxury purchases or may choose alternate products;
▪	the competitive environment in the skin care sector may force us to reduce prices below our desired pricing level or increase promotional spending;
▪	our ability to anticipate changes in consumer preferences and to meet customers’ needs for skin care products in a timely cost-effective manner;
▪	our ability to maintain efficient, timely and cost-effective production and delivery of the products and services; and,
▪	our ability to identify and respond successfully to emerging trends in the skin care and personal care industries.

For the long term, demand for the products we plan to offer may be affected by:

▪	the ability to establish, maintain and eventually grow market share in a competitive environment;
▪	our ability to deliver our products in the markets we intend to service, changes in government regulations, currency fluctuations, natural disasters, pandemics and other factors beyond our control may increase the cost of items we purchase, create communication issues or render product delivery difficult which could have a material adverse effect on our sales and profitability; and
▪	restrictions on access to North American markets and supplies.

All of these factors could result in immediate and longer term declines in the demand for the products that we plan to offer, which could adversely affect our sales, cash flows and overall financial condition.

Because we are new in the marketplace, we may not be able to compete effectively and increase market share.

Our current and potential competitors may have longer operating histories, significantly greater resources and name recognition, and a larger base of customers than we have. Our competitors may also be able to adopt more aggressive pricing policies and devote greater resources to the development, marketing and sale of their products and services than we can. To be competitive, we must continue to invest significant resources in sales and marketing. We may not have sufficient resources to make these investments or to develop the technological advances necessary to be competitive, which in turn will cause our business to suffer and restrict our profitability potential.

Because we rely on third parties to manufacture our products, we are subject to factors outside of our control to meet our standards or timelines.

Our products are expected to be manufactured by third third-party manufacturing companies on a purchase order. We will be dependent on the timeliness and effectiveness of our third-part manufacturers’ efforts.

Failure or lack of reliability in the manufacture of our products is likely to result in loss of business. Among other risks:

▪	Our products may fail to provide the expected results;
▪	We may experience limited availability of quality ingredients for manufacturing;
▪	We may experience poor quality manufacturing;
▪	Our products may have new competition from other companies attempting to duplicate our formulas; and
▪	Our customers could experience results different from our test results.

Like other retailers, distributors and manufacturers of skin care and personal care products, we face an inherent risk of exposure to product liability claims in the event that the use of the products that we sell results in injury.

We may be subjected to various product liability claims, including claims that the products we sell contain contaminants, are improperly labeled or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. In addition, we may be forced to defend lawsuits. We cannot predict whether product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on the business. Moreover, we may not have adequate resources in the event of a successful claim against us. The successful assertion of product liability claim against us could result in potentially significant monetary damages. In addition, interactions of the products with other similar products, prescription medicines and over-the-counter drugs have not been fully explored.

We may also be exposed to claims relating to product advertising or product quality. People may purchase our products expecting certain physical results, unique to skin care and personal care products. If they do not perceive expected results to occur, certain individuals or groups of individuals may seek monetary retribution.

If our products become contaminated, our business could be seriously harmed.

We have adopted various quality, environmental, health and safety standards. However, our products may still not meet these standards or could otherwise become contaminated. A failure to meet these standards or contamination could occur in our operations or those of our bottlers, manufacturers, distributors or suppliers. Such a failure or contamination could result in expensive production interruptions, recalls and liability claims. Moreover, negative publicity could be generated even from false, unfounded or nominal liability claims or limited recalls. Any of these failures or occurrences could negatively affect our business and financial performance.

Our business may be adversely affected by unfavorable publicity within the skin care markets.

Management believes that the skin care market and personal care markets are significantly affected by national media attention. As with any retail provider, future scientific research or publicity may not be favorable to the industry or to any particular product, and may not be consistent with earlier favorable research or publicity. Because of our dependence on consumers’ perceptions, adverse publicity associated with illness or other adverse effects resulting from the use of our products or any similar products distributed by other companies and future reports of research that are perceived as less favorable or that question earlier research, could have a material adverse effect on our business, financial condition and results of operations. We are highly dependent upon consumers’ perceptions of the safety and quality of the products as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that skin care or personal care products may be harmful or questioning their efficacy could have a material adverse effect on our business, financial condition and results of operations, regardless of whether such reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products.

As we intend to conduct international business transactions, we will be exposed to local business risks in different countries, which could have a material adverse effect on our financial condition or results of operations.

We intend to promote and sell our products internationally. Our international operations will be subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

▪	new and different legal and regulatory requirements in local jurisdictions;
▪	potentially adverse tax consequences, including imposition or increase of taxes on transactions or withholding and other taxes on remittances and other payments by subsidiaries;
▪	risk of nationalization of private enterprises by foreign governments;
▪	legal restrictions on doing business in or with certain nations, certain parties and/or certain products; and,
▪	local economic, political and social conditions, including the possibility of hyperinflationary conditions and political instability.

We may not be successful in developing and implementing policies and strategies to address the foregoing factors in a timely and effective manner in the locations where we will do business. Consequently, the occurrence of one or more of the foregoing factors could have a material adverse effect on our base operations and upon our financial condition and results of operations.

Since our products will be available over the Internet in foreign countries and we plan to have customers residing in foreign countries, foreign jurisdictions may require us to qualify to do business in their country. We will be required to comply with certain laws and regulations of each country in which we conduct business, including laws and regulations currently in place or which may be enacted related to Internet services available to the residents of each country from online sites located elsewhere.

Because of the nature of our products, we may be subject to government regulations or laws that increase our costs of operations or decrease our ability to generate income.

Any failure by us, or by any third party that may manufacture or market our products, to comply with the law, including statutes and regulations administered by the FDA or other U.S. or foreign regulatory authorities, could result in, among other things, warning letters, fines and other civil penalties, suspension of regulatory approvals and the resulting requirement that we suspend sales of our products, refusal to approve pending applications or supplements to approved applications, export or import restrictions, interruption of production, operating restrictions, closure of the facilities used by us or third parties to manufacture our product candidates, injunctions or criminal prosecution. Any of the foregoing actions could have a material adverse effect on our business.

Our commercial success depends significantly on our ability to develop and commercialize our potential products without infringing the intellectual property rights of third parties.

Our commercial success will depend, in part, on operating our business without infringing the patents or proprietary rights of third parties. Third parties that believe we are infringing on their rights could bring actions against us claiming damages and seeking to enjoin the development, marketing and distribution of our products. If we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. If any of these actions are successful, we could be required to pay damages and/or to obtain a license to continue to develop or market our products, in which case we may be required to pay substantial royalties. However, any such license may not be available on terms acceptable to us or at all. Ultimately, we could be prevented from commercializing a product or forced to cease some aspect of our business operations as a result of patent infringement claims, which would harm our business.

The implementation of our business plan relies on our ability to manage growth. If we are not able to manage the growth, our business plan may not be successfully implemented.

We expect to expand our operations by increasing our sales and marketing efforts, research and development activities, and escalating our services. The anticipated growth could place a significant strain on our management, and operational and financial resources. Effective management of the anticipated growth shall require expanding our management and financial controls, hiring additional appropriate personnel as required, and developing additional expertise by existing management personnel. However, there can be no assurances that these or other measures we may implement shall effectively increase our capabilities to manage such anticipated growth or to do so in a timely and cost-effective manner. Moreover, management of growth is especially challenging for a company with a short revenue generating history and limited financial resources, and the failure to effectively manage growth could have a material adverse effect on our operations.

Our success depends on continuing to hire and retain qualified personnel, including our director and officers and our technical personnel.  If we are not successful in attracting and retaining these personnel, our business will suffer.

Our success depends substantially on the performance of our management team and key personnel. Currently, we have one employee, our CEO Gert Andersen. Due to the specialized technical nature of our business, we are particularly dependent on our technical personnel. Our future success will depend on our ability to attract, integrate, motivate and retain qualified technical, sales, operations, and managerial personnel, as well as our ability to successfully implement a plan for management succession. Competition for qualified personnel in our business areas is intense, and we may not be able to continue to attract and retain key personnel. In addition, if we lose the services of any of our management team or key personnel and are not able to find suitable replacements in a timely manner, our business could be disrupted and we may incur increased operating expenses.

If we are unable to attract new distributors and customers, or if our existing distributors and customers do not purchase additional products, the growth of our business and cash flows will be adversely affected.

To increase our revenues and cash flows, we must regularly add distributors and customers and sell additional products to our existing distributors and customers. If we are unable to sell our products to customers that have been referred to us, unable to generate sufficient sales leads through our marketing programs, or if our existing or new distributors and customers do not perceive our products to be of sufficiently high value and quality, we may not be able to increase sales and our operating results would be adversely affected. In addition, if we fail to sell new products to existing distributors and customers or new distributors and customers, our operating results will suffer, and our revenue growth, cash flows and profitability may be materially and adversely affected.

Key management personnel may leave us, which could adversely affect our ability to continue operations.

We are entirely dependent on the efforts of our management because of the time and effort that they devote to us. They are in charge of overseeing all development strategies, supervising any/all future personnel, and the implementation of our business plan. Their loss, or other key personnel in the future, could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Securities

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

Our common stock is quoted under the symbol “VIBI” on the OTCQB operated by OTC Markets Group, Inc, an electronic inter-dealer quotation medium for equity securities. We do not currently have an active trading market. There can be no assurance that an active and liquid trading market will develop or, if developed, that it will be sustained.

Our securities are very thinly traded. Accordingly, it may be difficult to sell shares of our common stock without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock.

Our common stock price may be volatile and could fluctuate widely in price, which could result in substantial losses for investors.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

  technological innovations or new products and services by us or our competitors;
  government regulation of our products and services;
  the establishment of partnerships with other technology companies;
  intellectual property disputes;
  additions or departures of key personnel;
  sales of our common stock
  our ability to integrate operations, technology, products and services;
  our ability to execute our business plan;
  operating results below expectations;
  loss of any strategic relationship;
  industry developments;
  economic and other external factors; and
  periodtoperiod fluctuations in our financial results.

Because we have nominal revenues to date, you should consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid cash dividends in the past and do not expect to pay cash dividends in the future on our common stock. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of cash dividends on our common stock will depend on earnings, financial condition and other business and economic factors at such time as the board of directors may consider relevant. If we do not pay cash dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

As a new investor, you will experience substantial dilution as a result of future equity issuances.

In the event we are required to raise additional capital it may do so by selling additional shares of common stock thereby diluting the shares and ownership interests of existing shareholders.

Because we are subject to the “Penny Stock” rules, the level of trading activity in our stock may be reduced.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any listed, trading equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty Purchasers may experience in attempting to liquidate such securities.

Provisions in the Nevada Revised Statutes and our Bylaws could make it very difficult for an investor to bring any legal actions against our directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

Members of our board of directors and our officers will have no liability for breaches of their fiduciary duty of care as a director or officer, except in limited circumstances, pursuant to provisions in the Nevada Revised Statutes and our Bylaws as authorized by the Nevada Revised Statutes. Specifically, Section 78.138 of the Nevada Revised Statutes provides that a director or officer is not individually liable to the company or its shareholders or creditors for any damages as a result of any act or failure to act in his or her capacity as a director or officer unless it is proven that (1) the director’s or officer’s act or failure to act constituted a breach of his or her fiduciary duties as a director or officer and (2) his or her breach of those duties involved intentional misconduct, fraud or a knowing violation of law. This provision is intended to afford directors and officers protection against and to limit their potential liability for monetary damages resulting from suits alleging a breach of the duty of care by a director or officer. Accordingly, you may be unable to prevail in a legal action against our directors or officers even if they have breached their fiduciary duty of care. In addition, our Bylaws allow us to indemnify our directors and officers from and against any and all costs, charges and expenses resulting from their acting in such capacities with us. This means that if you were able to enforce an action against our directors or officers, in all likelihood, we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay. Accordingly, our indemnification obligations could divert needed financial resources and may adversely affect our business, financial condition, results of operations and cash flows, and adversely affect prevailing market prices for our common stock.

Item 2. Properties

Currently, we do not own any real estate. We are leasing our executive offices at The Seagram Building, 375 Park Avenue Suite 2607, New York City NY 10152. We pay $139 per month for our 1 year lease.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

N/A

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted under the symbol “VIBI” on the OTCQB operated by OTC Markets Group, Inc.  We do not have an active trading market for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

On July 13, 2017, the sales price per share of our common stock was $0.73.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of June 27, 2017, we had 90,000,000 shares of our common stock issued and outstanding, held by 16 shareholders of record, with others holding shares in street name.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.       we would not be able to pay our debts as they become due in the usual course of business, or;

2.       our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

 Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Results of Operations for the Years Ended March 31, 2017 and 2016

Revenues

We have not earned any revenues since our inception. We we can provide no assurance that we will generate revenues from our skin care business to sustain a viable business operation.

Expenses

We incurred operating expenses in the amount of $20,874 for the year ended March 31, 2017, as compared with $15,564 for the same period ended 2016. Our operating expenses for the year ended March 31, 2017 mainly consisted of professional fees of $17,126 and general and administrative expenses of $3,748, as compared with professional fees of $10,289 and general and administrative expenses of $5,275 for the year ended March 31, 2016.

Net Loss

We incurred a net loss in the amount of $21,293 for the year ended March 31, 2017, as compared with a net loss of $15,564 for the same period ended 2016. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of March 31, 2017, we had total current assets of $22,245. Our total current liabilities as of March 31, 2017 were $65,042. As a result, we had a working capital deficit of $42,797 as of March 31, 2017.

Operating activities used $12,695 in cash for the year ended March 31, 2017, as compared with $15,344 in cash for the same period ended 2016. Our net loss was the main reason for our negative operating cash flow in both periods.

Financing activities provided $34,233 for the year ended March 31, 2017, as compared with $15,826 for the same period ended 2016. Our positive cash flow from financing activities for the year ended March 31, 2017 was mainly the result of proceeds from promissory notes and related party loans.

On March 5, 2017, we borrowed $22,500 under a promissory note. The note is due on demand has annual interest at 5%. This money is earmarked for our working capital needs.

On May 17, 2017, we borrowed $22,500 under a promissory note. The note is due on demand has annual interest at 5%. This money is earmarked for our working capital needs.

Despite the short term loans, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate our continuation as a going concern. However, we have no revenues as of March 31, 2017. We currently have limited working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that we will be dependent, for the near future, on additional investment capital to fund operating expenses. We intend to position the company so that we may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our critical accounting policies are set forth in Note 3 to the financial statements.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Off Balance Sheet Arrangements

As of March 31, 2017, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Consolidated Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Report of Previous Independent Registered Public Accounting Firm
F-3	Balance Sheets as of March 31, 2017 and 2016
F-4	Statements of Operations for the years ended March 31, 2017 and 2016
F-5	Statement of Stockholders’ Equity for the years ended March 31, 2017 and 2016
F-6	Statements of Cash Flows for the years ended March 31, 2017 and 2016
F-7	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vilacto Bio Inc.

We have audited the accompanying balance sheet of Vilacto Bio Inc. as of March 31, 2017 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended March 31, 2017. Vilacto Bio Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vilacto Bio Inc. as of March 31, 2017, and the results of its operations and its cash flows for the year ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing

Las Vegas, Nevada

July 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of Zlato, Inc.

We have audited the accompanying balance sheet of Zlato, Inc. (the "Company") as of March 31, 2016, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zlato, Inc. as of March 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

PLS CPA, A Professional Corp.

July 7, 2016

San Diego, CA. 92111

 VILACTO BIO INC.

BALANCE SHEETS

(AUDITED)

	March 31, 2017	March 31, 2016
ASSETS
Current assets
Cash	$ 22,020	$ 482
Prepaid expenses	225	-
Total current assets	22,245	482

Total assets	22,245	482

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$ 9,223	$ 3,400
Due to related parties	711	21,586
Loans	22,500	-
Loans from related parties	32,608	-
Total current liabilities	65,042	24,986

Total liabilities	65,042	24,986

Stockholders' equity (deficit)
Common stock; $0.001 par value; 1,125,000,000 shares authorized; 90,000,000 and 90,000,000 shares issued and outstanding as of March 31, 2017 and March 31, 2016, respectively	90,000	90,000
Additional paid-in capital	(22,000)	(25,000)
Accumulated earnings (deficit)	(110,797)	(89,504)
Total stockholders' equity (deficit)	(42,797)	(24,504)

Total liabilities and stockholders' equity (deficit)	$ 22,245	$ 482

 The accompanying notes are an integral part of these financial statements.

 VILACTO BIO INC.

STATEMENT OF OPERATIONS

(AUDITED)

	For the Years Ended
	March 31, 2017	March 31, 2016

Revenues	$—	$—

Cost of revenues	—	—

Gross profit	—	—

Operating expenses
Professional fees	17,126	10,289
General and administrative expenses	3,748	5,275
Total operating expenses	20,874	15,564

Loss from operations	(20,874)	(15,564)

Other income (expense)
Interest expense	(419)	—
Total other income (expense)	(419)	—

Net income (loss)	$(21,293)	$(15,564)

Basic income (loss) per common share	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	90,000,000	90,000,000

 The accompanying notes are an integral part of these financial statements.

 VILACTO BIO INC.

STATEMENT OF STOCKHOLDERS DEFICIT

(AUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, March 31, 2015	90,000,000	90,000	(25,000.00)	(73,940)	(8,940)

Net loss				(15,564)	(15,564)
Balance, March 31, 2016	90,000,000	90,000	(25,000.00)	(89,504)	(24,504)

Capital contributed by officer			3,000		3,000
Net loss				(21,293)	(21,293)
Balance, March 31, 2017	90,000,000	90,000	(22,000)	(110,797)	(42,797)

The accompanying notes are an integral part of these financial statements.

 VILACTO BIO INC.

STATEMENT OF CASH FLOWS

(AUDITED)

	For the Years Ended
	March 31, 2017	March 31, 2016
Cash Flows from Operating Activities
Net loss	$(21,293)	$(15,564)
Adjustments to reconcile net loss to net cash provided by operating activities:
Contributed capital	3,000	—
Changes in assets and liabilities
(Increase) decrease in prepaid expense	(225)	—
Increase (decrease) in accounts payable	5,823	220
Net cash from operating activities	(12,695)	(15,344)

Cash Flows from investing
Purchase of fixed assets	—	—
Net cash used in investing activities	—	—

Cash Flows from Financing Activities
Proceeds from promissary notes	22,500	—
Advance from related parties	11,733	15,826
Net cash from financing activities	34,233	15,826

Net increase (decrease) in Cash	21,538	482

Beginning cash balance	482	—

Ending cash balance	$22,020	$482

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

 The accompanying notes are an integral part of these financial statements.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

(AUDITED)

1. ORGANIZATION AND LINE BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on February 25, 2013. The Company is devoting substantially all of its present efforts to establish a new business, and has had no revenues from operations to date.

Initial operations have included organization and capital formation. Management is also pursuing an acquisition of pharmaceutical patents and licenses, and is planning to market Them commercially when they can successfully raise the financing to do so.

2. BASIS OF PRESENTATION AND GOING CONCERN

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the period presented have been reflected herein.

Going concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $110,797 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

3. SUMMARY OF SIGNIFICANT POLICIES

This summary of significant accounting policies of Vilacto Bio Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the consolidated financial statements.

Use of estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill, impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, inventory valuation, and the valuations of non-cash capital stock issuances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition – The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the years ended March 31, 2017 and 2016 the Company reported revenues of $0 and $0, respectively.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

(AUDITED)

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivable are presented net of an allowance for doubtful accounts of $0 and $0 at March 31, 2017, and March 31, 2016, respectively.

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $22,020 and $482 in cash and cash equivalents as of March 31, 2017 and March 31, 2016, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of March 31, 2017, the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Fair Value of Financial Instruments – The carrying amounts reflected in the balance sheets for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation,” which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of March 31, 2017, the Company has not implemented an employee stock based compensation plan.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

(AUDITED)

Non-Employee Stock Based Compensation – The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50. The Company may issue compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services.

Earnings (loss) per share – The Company reports earnings (loss) per share in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 “Earnings Per Share,” which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

Long-lived Assets – In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Indefinite Lived Intangibles and Goodwill Assets

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at March 31, 2017, and determined there was no impairment of indefinite lived intangibles and goodwill.

Business Combinations

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer lists, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

(AUDITED)

Income taxes – The Company accounts for its income taxes in accordance with FASB Codification Topic ASC 740-10, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Segment Reporting – Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision making group, in deciding the method to allocate resources and assess performance. The Company currently has one reportable segment for financial reporting purposes, which represents the Company's core business.

Recently Issued Accounting Pronouncements –The Company has evaluated the all recent accounting pronouncements through ASU 2017-08, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

4. LOANS PAYABLE

On March 5, 2017, the Company executed a $22,500 promissory note with an investor which bears interest at a rate of 5% per annum and is due within two business days of demand notice. During the year ending March 31, 2017 the Company recorded interest of $80.

5. STOCKHOLDERS’ EQUITY

On March 6, 2017, our board of directors resolved to increase the number of authorized shares of our common stock, par value $0.001, from 75,000,000 shares to 1,125,000,000 shares. Correspondingly, our board of directors affirmed a forward split of 15 for 1 in which each shareholder will be issued 15 common shares in exchange for 1 common share of their currently issued common stock.   In accordance with ASC 505-20 all stock-related information presented in these financial statements and accompanying footnotes has been retroactively adjusted to reflect the number of shares resulting from this action.

Prior to approval of the forward split, we had a total of 6,000,000 issued and outstanding common shares, par value $0.001. On the effective date of the forward split, we will have a total of 90,000,000 issued and outstanding common shares, par value $0.001.

Overview

The Company is authorized to issue 1,125,000,000 shares of $0.001 par value common stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

As of March 31, 2017, there were 90,000,000 shares of common stock issued and outstanding.

6. RELATED PARY TRANSACTIONS

On February 21, 2017, Dana Gallovicova, our former CEO agreed to transfer her 75,000,000 shares of common stock in the Company to Gert Andersen pursuant to a Stock Purchase Agreement. Ms. Gallovicova received proceeds of $100,000. The source of the consideration paid to Ms. Gallovicova was the existing funds of the purchaser.

Ms. Gallovicova also assigned all of the outstanding debt owed to her by the Company to Mr. Andersen for $32,608. In connection with the debt assignment, Ms. Gallovicova agreed to release the Company from any and all claims. In connection with the assumption of the aforementioned debt the Company executed a promissory note with Mr. Anderson which bears interest at a rate of 10% per annum. During the year ending March 31, 2017 the Company recorded interest of $339.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

(AUDITED)

In connection with the sale of her controlling interest in the company, on February 24, 2017, Ms. Gallovicova appointed Mr. Andersen as our new Director, President, CEO, Secretary and Treasurer and then resigned from all officer and director positions. There were no other arrangements or understandings between Ms. Gallovicova and Mr. Andersen with respect to election of directors or other matters.

During the year ended March 31, 2017, Gert Anderson, the President and CEO of the Company advanced $711 to the Company to pay expenses on behalf of the Company. The advances bear no interest, are unsecured, and due on demand.

7. INCOME TAXES

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

	March 31, 2017	March 31, 2016
Net loss before taxes	$21,293	$15,564
Statutory rate	35%	35%

Computed expected tax recovery	7,453	5,447
Change in valuation allowance	(7,453)	(5,447)

Income tax provision	—	—

The accumulated net losses to March 31, 2017 before taxes are $110,797, resulting in an aggregate deferred tax asset/recovery of $38,779. The Company has recorded a 100% valuation allowance due to the uncertainty of realization.

The Company’s aggregate net operating losses of $110,797 expire as follows:

March 31, 2033	$555
March 31, 2034	50,947
March 31, 2035	22,438
March 31, 2036	15,564
March 31, 2037	21,293
$110,797

8. SUBSEQUENT EVENTS

License agreement

On April 4, 2017, we entered into a license agreement (the “License Agreement”) with Pharma GP ApS. (“Pharma GP”) and acquired an exclusive license to sell certain cosmetic products or ingredients covered by United States Patent No. US 8,637,075 in the territory of the United States.

For the license, we agreed to pay to GP a royalty of eight percent (8%) on the selling price (irrespective of any taxes, custom duties, costs of insurance, transportation costs or other costs) for all licensed product we sell in the United States (if in excess of the agreed minimum royalty), or pay the agreed minimum royalty of USD 10,000 per month.

Under the License Agreement, we have the ability to sublicense to third parties under the royalty arrangement described above.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

(AUDITED)

Stock purchase agreement

On April 19, 2017, we entered into a Stock Purchase Agreement (the “Agreement”) with Pharma GP APS, a Denmark corporation (“Pharma GP”) and its sole shareholder, 9 Heroes APS, a Denmark corporation. In accordance with the terms of the Agreement, we will purchase all of the outstanding shares of Pharma GP for the purchase price (the “Purchase Price”) of $6,000,000.00, payable as $3,000,000.00 in cash and the balance in shares of our common stock.

The closing of the above transactions is expected to occur on July 31, 2017 (the “Closing Date”). The Agreement is conditioned on our paying the Purchase Price, obtaining financing in the amount of $4,000,000.00 for operational expenses, and receiving audited financial statements from Pharma GP, among other conditions as contained in the Agreement.

We currently do not have the money on hand to pay the Purchase Price, and we must obtain additional financing to meet the conditions to close the transaction.

The Agreement includes customary representations, warranties and covenants among the parties to each other as of specific dates.

The foregoing description of the Agreement is qualified in its entirety by reference to the full text of the Agreement, which is included as an exhibit our Current Report on Form 8-K filed on April 20, 2017 and is incorporated by reference herein.

Pharma GP is a manufacturer of skincare products with distribution in several countries. The company’s body and facial creams are designed for moisturizing, skin regeneration, wound healing and a variety of skin issues, such as dry and cracked skin, among other things.

In addition, Pharma GP owns patents, trademarks and production facilities for an ingredient designed to be used in pharmaceuticals and medical devices for treating a wide range of issues. Pharma GP currently has skincare products that are available over the counter. However, the company intends to develop, market and sell pharmaceutical skincare products to treat various ailments using its patented technology. Currently, the company has no government approved products, but with the financing, we intend to purchase Pharma GP and focus on those clinical applications. We expect to have more information on the status of the Closing of the Agreement and our new business direction in future filings.

Promissory note

On May 17, 2017, the Company executed a $22,500 promissory note with an investor which bears interest at a rate of 5% per annum and is due within two business days of demand notice.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On June 8, 2017, we dismissed PLS CPAs (the “Former Accountant”) as our independent registered public accounting firm and we engaged AMC Auditing, LLC (the “New Accountant”) as our independent registered public accounting firm. The engagement of the New Accountant was approved by our Board of Directors. For more information on the change in accountants, please see our Form 8-K filed with the Securities and Exchange Commission on June 13, 2017.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being March 31, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2017 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2017, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officer and director:

Name	Age	Principal Positions With Us
Gert Andersen	48	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Gert Andersen is our newly appointed President, CEO, Secretary, Treasurer and Director. From 2006 to 2017, Mr. Andersen worked for W4P, Pharma GP as Chief Executive Officer.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

During the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Gert Andersen, at the address appearing on the first page of this annual report.

Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended March 31, 2017, other than Mr. Andersen, who failed to file a Form 3 within 10 days as required.

Code of Ethics

Due to our size of management, we have not adopted a Code of Ethics that applies our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended March 31, 2017 and 2016.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gert Andersen Chief Executive Officer, Chief Financial Officer and Director	2017 2016	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Dana Gallovicova Former Chief Executive Officer, Chief Financial Officer and Director	2017 2016	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of March 31, 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Gert Andersen	-	-	-	-	-	-	-	-	-
Dana Gallovicova	-	-	-	-	-	-	-	-	-

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 27, 2017, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of voting stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address of The Seagram Building, 375 Park Avenue Suite 2607, New York City NY 10152.

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

	Common Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)
Gert Andersen	75,000,000	83%
All Directors and Executive Officers as a Group (1 person)	75,000,000	83%
5% Holders
NONE

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 90,000,000 voting shares as of June 27, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), for the past two fiscal years there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On April 4, 2017, we entered into a license agreement (the “License Agreement”) with Pharma GP ApS. (“Pharma GP”) and acquired an exclusive license to sell certain cosmetic products or ingredients covered by United States Patent No. US 8,637,075 in the territory of the United States. Our officer and director, Gert Andersen is in control of Pharma GP ApS.

For the license, we agreed to pay to GP a royalty of eight percent (8%) on the selling price (irrespective of any taxes, custom duties, costs of insurance, transportation costs or other costs) for all licensed product we sell in the United States (if in excess of the agreed minimum royalty), or pay the agreed minimum royalty of USD 10 per month.

Under the License Agreement, we have the ability to sublicense to third parties under the royalty arrangement described above.

We also entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Pharma GP ApS and its sole shareholder, 9 Heroes APS, a Denmark corporation (together, “Seller”). In accordance with the terms of the Purchase Agreement, we agreed to purchase all of the outstanding shares of Pharma GP ApS for the purchase price (the “Purchase Price”) of $6,000,000.00, payable as $3,000,000.00 in cash and the balance in shares of our common stock.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended March 31	Audit Services		Audit Related Fees	Tax Fees	Other Fees
2017	$	___	$0	$0	$0
2016		$8,300	$8,000	$0	$300

 PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Certificate of Merger(2)
10.1	Patent License Agreement
31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL).

 **provided herewith

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-188610), filed with the Commission on May 15, 2013.
(2)	Incorporated by reference to the Form 8-K filed on April 5, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vilacto Bio Inc.

By: /s/ Gert Andersen

Gert Andersen

President, Chief Executive Officer, Principal Executive Officer and Director

June 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Gert Andersen

Gert Andersen

President, Chief Executive Officer, Principal Executive Officer and Director

June 14, 2017

