Form 10-Q
period 2017-06-30
Vilacto Bio Inc.
filed 2017-08-09
CIK 1576724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 000-55023

Vilacto Bio, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-3883208
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Fabriksvej 48 4700 Naestved, Denmark
(Address of principal executive offices)

+1 (646) 893-7895
(Registrant’s telephone number)
The Seagram Building, 375 Park Avenue Suite 2607, New York City NY
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company
[X] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 90,000,000 common shares as of July 26, 2017

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2017 (unaudited) and March 31, 2017;
F-2	Statements of Operations for the three months ended June 30, 2017 and 2016 (unaudited);
F-3	Statements of Cash Flows for the three months ended June 30, 2017 and 2016 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

VILACTO BIO INC.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2017	March 31, 2017
ASSETS
Current assets
Cash	$3,111	$22,020
Prepaid expenses	364	225
Total current assets	3,475	22,245

Total assets	3,475	22,245

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$5,379	$9,223
Due to related parties	36,315	711
Loans	45,000	22,500
Loans from related parties	32,608	32,608
Total current liabilities	119,302	65,042

Total liabilities	119,302	65,042

Stockholders' equity (deficit)
Common stock; $0.001 par value; 1,125,000,000 shares authorized; 90,000,000 and 90,000,000 shares issued and outstanding as of June 30, 2017 and March 31, 2017, respectively	90,000	90,000
Additional paid-in capital	(22,000)	(22,000)
Accumulated earnings (deficit)	(183,827)	(110,797)
Total stockholders' equity (deficit)	(115,827)	(42,797)

Total liabilities and stockholders' equity (deficit)	$3,475	$22,245

The accompanying notes are an integral part of these financial statements.

VILACTO BIO INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	June 30, 2017	June 30, 2016

Revenues	$—	$—

Cost of revenues	—	—

Gross profit	—	—

Operating expenses
Royalty expense	30,000	—
Professional fees	22,785	3,765
General and administrative expenses	19,015	406
Total operating expenses	71,800	4,171

Loss from operations	(71,800)	(4,171)

Other income (expense)
Interest expense	(1,230)	—
Total other income (expense)	(1,230)	—

Net income (loss)	$(73,030)	$(4,171)

Basic income (loss) per common share	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	90,000,000	90,000,000

The accompanying notes are an integral part of these financial statements.

VILACTO BIO INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	June 30, 2017	June 30, 2016
Cash Flows from Operating Activities
Net loss	$(73,030)	$(4,171)
Adjustments to reconcile net loss to net cash provided by operating activities:
Contributed capital	—	—
Changes in assets and liabilities
(Increase) decrease in prepaid expense	(139)	(316)
Increase (decrease) in accounts payable	(3,844)	3,800
Net cash from operating activities	(77,013)	(687)

Cash Flows from investing
Purchase of fixed assets	—	—
Net cash used in investing activities	—	—

Cash Flows from Financing Activities
Proceeds from promissory notes	22,500	—
Advance from related parties	35,604	422
Net cash from financing activities	58,104	422

Net increase (decrease) in Cash	(18,909)	(265)

Beginning cash balance	22,020	482

Ending cash balance	$3,111	$217

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these financial statements.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

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

2. BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $183,827 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

3. SUMMARY OF SIGNIFICANT POLICIES

This summary of significant accounting policies of Vilacto Bio Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill, impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, inventory valuation, and the valuations of non-cash capital stock issuances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

Revenue Recognition – The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the years ended March 31, 2017 and 2016 the Company reported revenues of $0 and $0, respectively. For the three months ended June 30, 2017 and 2016 the Company reported revenues of $0 and $0, respectively.

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivable are presented net of an allowance for doubtful accounts of $0 and $0 at June 30, 2017, and March 31, 2017, respectively.

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There was $3,111 and $22,020 in cash and cash equivalents as of June 30, 2017 and March 31, 2017, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of June 30, 2017, the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation,” which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of June 30, 2017, the Company has not implemented an employee stock based compensation plan.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at June 30, 2017, and determined there was no impairment of indefinite lived intangibles and goodwill.

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

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

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

Recently Issued Accounting Pronouncements –The Company has evaluated the all recent accounting pronouncements through ASU 2017-10, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

4. LOANS PAYABLE

On March 5, 2017, the Company executed a $22,500 promissory note with an investor which bears interest at a rate of 5% per annum and is due within two business days of demand notice. During the three months ending June 30, 2017 the Company recorded interest of $281.

On May 17, 2017, the Company executed a $22,500 promissory note with an investor which bears interest at a rate of 5% per annum and is due within two business days of demand notice. During the three months ending June 30, 2017 the Company recorded interest of $136.

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

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

As of June 30, 2017, there were 90,000,000 shares of common stock issued and outstanding.

Stock purchase agreement

On April 19, 2017, we entered into a Stock Purchase Agreement (the “Agreement”) with Pharma GP APS, a Denmark corporation (“Pharma GP”) and its sole shareholder, 9 Heroes APS, a Denmark corporation. In accordance with the terms of the Agreement, we agreed to purchase all of the outstanding shares of Pharma GP for the purchase price (the “Purchase Price”) of $6,000,000.00, payable as $3,000,000.00 in cash and the balance in shares of our common stock.

The closing of the above transactions is expected to occur on September 30, 2017 (the “Closing Date”). The Agreement is conditioned on our paying the Purchase Price, obtaining financing in the amount of $4,000,000.00 for operational expenses, and receiving audited financial statements from Pharma GP, among other conditions as contained in the Agreement.

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

6. RELATED PARTY TRANSACTIONS

On February 21, 2017, Dana Gallovicova, our former CEO agreed to transfer her 75,000,000 shares of common stock in the Company to Gert Andersen pursuant to a Stock Purchase Agreement. Ms. Gallovicova received proceeds of $100,000. The source of the consideration paid to Ms. Gallovicova was the existing funds of the purchaser.

Ms. Gallovicova also assigned all of the outstanding debt owed to her by the Company to Mr. Andersen for $32,608. In connection with the debt assignment, Ms. Gallovicova agreed to release the Company from any and all claims. In connection with the assumption of the aforementioned debt the Company executed a promissory note with Mr. Anderson which bears interest at a rate of 10% per annum. During the three months ending June 30, 2017 the Company recorded interest of $813.

In connection with the sale of her controlling interest in the company, on February 24, 2017, Ms. Gallovicova appointed Mr. Andersen as our new Director, President, CEO, Secretary and Treasurer and

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

then resigned from all officer and director positions. There were no other arrangements or understandings between Ms. Gallovicova and Mr. Andersen with respect to election of directors or other matters.

During the three months ended June 30, 2017, Gert Anderson, the President and CEO of the Company advanced $35,604 to the Company to pay expenses on behalf of the Company. The advances bear no interest, are unsecured, and due on demand.

7. ROYALTY AGREEMENT

License agreement

On April 4, 2017, we entered into a license agreement (the “License Agreement”) with Pharma GP ApS. (“Pharma GP”) and acquired an exclusive license to sell certain cosmetic products or ingredients covered by United States Patent No. US 8,637,075 in the territory of the United States.

For the license, we agreed to pay to GP a royalty of eight percent (8%) on the selling price (irrespective of any taxes, custom duties, costs of insurance, transportation costs or other costs) for all licensed product we sell in the United States (if in excess of the agreed minimum royalty), or pay the agreed minimum royalty of $10,000 per month.

Under the License Agreement, we have the ability to sublicense to third parties under the royalty arrangement described above.

8. SUBSEQUENT EVENT

On July 5, 2017, the Company executed a $20,000 promissory note with an investor which bears interest at a rate of 5% per annum and is due within two business days of demand notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Company Overview

We are a biotech company based in Denmark that has acquired a license to a patented molecule, known as the Lactoactive molecule, which has in numerous studies demonstrated above average effect in treating conditions such as inflammatory diseases, diabetics, psoriasis, and skin issues in different levels. We aim to further develop our Lactoactive molecule for the purpose of increasing the quality of our retail and medical skin cream products as well as developing products for medical applications.

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

For the license, we agreed to pay to GP a royalty of eight percent (8%) on the selling price (irrespective of any taxes, custom duties, costs of insurance, transportation costs or other costs) for all licensed product we sell in the United States (if in excess of the agreed minimum royalty), or pay the agreed minimum royalty of USD$ 10,000 per month.

Under the License Agreement, we have the ability to sublicense to third parties under the royalty arrangement described above.

We also entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Pharma GP ApS and its sole shareholder, 9 Heroes APS, a Denmark corporation (together, “Seller”). In accordance with the terms of the Purchase Agreement, we agreed to purchase all of the outstanding shares of Pharma GP ApS for the purchase price (the “Purchase Price”) of $6,000,000, payable as $3,000,000 in cash and the balance in shares of our common stock.

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

In addition, Pharma GP ApS owns patents, trademarks and production facilities for an ingredient designed to be used in pharmaceuticals and medical devices for treating a wide range of issues. Pharma GP ApS currently has skincare products that are available over the counter, which we are currently marketing under our website. However, the company intends to develop, market and sell pharmaceutical skincare products to treat various ailments using its patented technology. Currently, the company has no government approved products, but with the financing, we intend to purchase Pharma GP ApS and focus on those clinical applications.

4

Results of Operation for Three Months Ended June 30, 2017 and 2016

Revenues

We generated no revenue for the three months ended June 30, 2017 and 2016. We can provide no assurance that we will generate revenues from our skin care business to sustain a viable business operation.

Operating Expenses

Operating expenses increased to $71,800 for the three months ended June 30, 2017 from $4,171 for the three months ended June 30, 2016. Our operating expenses for the three months ended June 30, 2017 consisted of royalty expense of $30,000, professional fees of $22,785 and general and administrative expenses of $19,105. Our operating expenses for the three months ended June 30, 2016 consisted of professional fees of $3,765 and general and administrative expenses of $406.

We expect that our operating expenses will likely increase in future quarters as we ramp up our online retail operations and, if we are able to obtain financing, acquire Pharma GP ApS and commence pharmaceutical applications.

Interest Expenses

We had interest expenses of $1,230 for the three months ended June 30, 2017, compared with interest expenses of $0 for the three months ended June 30, 2016. We expect that interest expenses will increase in future quarters as we take on more debt to fund out operations.

Net Loss

Net loss for the three months ended June 30, 2017 was $73,030 compared to net loss of $4,171 for the three months ended June 30, 2016. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of June 30, 2017, we had current assets of $3,475 consisting of cash and prepaid expenses. Our total current liabilities as of June 30, 2017 were $119,302. We therefore had a working capital deficit of $115,827 as of June 30, 2017.

Operating activities used $77,013 in cash for the three months ended June 30, 2017, as compared with cash used of $687 for the same period ended 2016. Our negative operating cash flow for the three month ended June 30, 2017 was mainly the result our net loss for the period.

Financing activities provided $58,104 for the three months ended June 30, 2017, as compared with cash provided of $422 for the same period ended 2016. Our positive financing cash flow for the three months ended June 30, 2017 was mainly the result of proceeds from promissory notes and related party advances.

On May 17, 2017, we borrowed $22,500 under a promissory note. The note is due on demand has annual interest at 5%. This money is earmarked for our working capital needs.

On July 5, 2017, we borrowed $20,000 under promissory note. The note is due on demand has annual interest at 5%. This money is earmarked for our working capital needs.

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

5

Off Balance Sheet Arrangements

As of June 30, 2017, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate our continuation as a going concern. However, we have no revenues as of June 30, 2017. We currently have limited working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our Company plans to take steps to enhance and improve the design of our internal controls over financial reporting.   To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending March 31, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended May 31, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

6

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

See risk factors included in our Annual Report on Form 10-K for 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vilacto Bio, Inc.
Date:	August 9, 2017
By:	/s/ Gert Andersen
Gert Andersen
Title:	President, Chief Executive Officer, and Director

8