Form 10-Q
period 2017-09-30
Vilacto Bio Inc.
filed 2017-11-08
CIK 1576724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

+1 (646) 893-7895
(Registrant’s telephone number)
_______________________________________________________
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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 90,000,000 common shares as of November 6, 2017

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2017 (unaudited) and March 31, 2017;
F-2	Statements of Operations for the three and six months ended September 30, 2017 and 2016 (unaudited);
F-3	Statements of Cash Flows for the six months ended September 30, 2017 and 2016 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

VILACTO BIO INC.

BALANCE SHEETS

(UNAUDITED)

	September 30, 2017	March 31, 2017
ASSETS
Current assets
Cash	$2,228	$22,020
Inventory	133,284	$—
Prepaid expenses	—	225
Total current assets	135,512	22,245

Total assets	135,512	22,245

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$10,738	$9,223
Due to related parties	201,854	711
Loans	65,000	22,500
Loans from related parties	32,608	32,608
Total current liabilities	310,200	65,042

Total liabilities	310,200	65,042

Stockholders' equity (deficit)
Common stock; $0.001 par value; 1,125,000,000 shares authorized; 90,000,000 and 90,000,000 shares issued and outstanding as of September 30, 2017 and March 31, 2017, respectively	90,000	90,000
Additional paid-in capital	(22,000)	(22,000)
Accumulated earnings (deficit)	(242,688)	(110,797)
Total stockholders' equity (deficit)	(174,688)	(42,797)

Total liabilities and stockholders' equity (deficit)	$135,512	$22,245

The accompanying notes are an integral part of these financial statements.

VILACTO BIO INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenues	$—	$—	$—	$—

Cost of revenues	—	—	—	—

Gross Profit	—	—	—	—

Operating expenses
Royalty expense	30,000	—	60,000	—
Professional fees	11,997	2,065	34,782	5,830
General and administrative expenses	15,238	1,763	34,253	2,168
Total operating expenses	57,235	3,828	129,035	7,998

Loss from operations	(57,235)	(3,828)	(129,035)	(7,998)

Other income (expense)
Interest expense	(1,626)	—	(2,856)	—
Total other income (expense)	(1,626)	—	(2,856)	—

Net income (loss)	$(58,861)	$(3,828)	$(131,891)	$(7,998)

Basic income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	90,000,000	90,000,000	90,000,000	90,000,000

The accompanying notes are an integral part of these financial statements.

VILACTO BIO INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	September 30, 2017	September 30, 2016
Cash Flows from Operating Activities
Net loss	$(131,891)	$(7,998)
Adjustments to reconcile net loss to net cash provided by operating activities:
Contributed capital	—	—
Changes in assets and liabilities
(Increase) decrease in prepaid expense	225	(211)
(Increase) decrease in inventory	(133,284)	—
Increase (decrease) in accounts payable	164,799	(200)
Net cash from operating activities	(100,151)	(8,409)

Cash Flows from investing
Purchase of fixed assets	—	—
Net cash used in investing activities	—	—

Cash Flows from Financing Activities
Proceeds from promissory notes	42,500	—
Advance from related parties	37,859	8,072
Net cash from financing activities	80,359	8,072

Net increase (decrease) in Cash	(19,792)	(337)

Beginning cash balance	22,020	482

Ending cash balance	$2,228	$145

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these financial statements.

 VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

1. ORGANIZATION AND LINE BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on February 25, 2013. The Company is devoting substantially all of its present efforts to establish a new business, and has had no revenues from operations to date.

On April 4, 2017, the Company entered into a license agreement (the “License Agreement”) with Pharma GP ApS. (“Pharma GP”) and acquired an exclusive license to sell certain cosmetic products or ingredients covered by United States Patent No. US 8,637,075 in the territory of the United States.

As a result of the License Agreement, the Company is currently marketing a line of skin care products on its website at www.vilacto.com. These products include, lotions, skin care creams and gels, lip balms, foot creams and oils, and similar items.

The Company also entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Pharma GP and its sole shareholder, 9 Heroes APS, a Denmark corporation (together, “Seller”). In accordance with the terms of the Purchase Agreement, the Company agreed to purchase all of the outstanding shares of Pharma GP for the purchase price (the “Purchase Price”) of $6,000,000, payable as $3,000,000 in cash and the balance in shares of our common stock.

The closing of the above transactions was expected to occur by May 31, 2017, but will likely not occur until the Company is able to successfully raise capital for the Purchase Price.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $242,688 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

 VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

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

Revenue Recognition – The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the years ended March 31, 2017 and 2016 the Company reported revenues of $0 and $0, respectively. For the six months ended September 30, 2017 and 2016 the Company reported revenues of $0 and $0, respectively.

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivable are presented net of an allowance for doubtful accounts of $0 and $0 at September 30, 2017, and March 31, 2017, respectively.

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There was $2,228 and $22,020 in cash and cash equivalents as of September 30, 2017 and March 31, 2017, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of September 30, 2017, the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

 VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

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

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation,” which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of September 30, 2017, the Company has not implemented an employee stock based compensation plan.

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

 VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at September 30, 2017, and determined there was no impairment of indefinite lived intangibles and goodwill.

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

Inventory – Substantially all inventory consists of finished goods and are valued based upon first-in first-out ("FIFO") cost, not in excess of market. The determination of whether the carrying amount of inventory requires a write-down is based on an evaluation of inventory.

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

Recently Issued Accounting Pronouncements –The Company has evaluated the all recent accounting pronouncements through ASU 2017-12, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

4. INVENTORY

Inventory consist of the following as of September 30, 2017 and March 31, 2017:

	September 30, 2017	March 31, 2017
Raw materials	$—	$—
Finished Goods	133,284	—
Total	$133284	$—

 VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

5. LOANS PAYABLE

On March 5, 2017, the Company executed a $22,500 promissory note with an investor which bears interest at a rate of 5% per annum and is due within two business days of demand notice. During the six months ending September 30, 2017 the Company recorded interest of $564.

On May 17, 2017, the Company executed a $22,500 promissory note with an investor which bears interest at a rate of 5% per annum and is due within two business days of demand notice. During the six months ending September 30, 2017 the Company recorded interest of $419.

On July 5, 2017, the Company executed a $20,000 promissory note with an investor which bears interest at a rate of 5% per annum and is due within two business days of demand notice. During the six months ending September 30, 2017 the Company recorded interest of $238.

6. STOCKHOLDERS’ EQUITY

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

Prior to approval of the forward split, we had a total of 6,000,000 issued and outstanding common shares, par value $0.001. On the effective date of the forward split, we had a total of 90,000,000 issued and outstanding common shares, par value $0.001.

Overview

The Company is authorized to issue 1,125,000,000 shares of $0.001 par value common stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

As of September 30, 2017, there were 90,000,000 shares of common stock issued and outstanding.

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

The closing of the above transactions is expected to occur when the company has sufficient funds to do so. The Agreement is conditioned on our paying the Purchase Price, obtaining financing in the amount of $4,000,000.00 for operational expenses, and receiving audited financial statements from Pharma GP, among other conditions as contained in the Agreement.

We currently do not have the money on hand to pay the Purchase Price, and we must obtain additional financing to meet the conditions to close the transaction.

 VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

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

7. RELATED PARY TRANSACTIONS

On February 21, 2017, Dana Gallovicova, our former CEO agreed to transfer her 75,000,000 shares of common stock in the Company to Gert Andersen pursuant to a Stock Purchase Agreement. Ms. Gallovicova received proceeds of $100,000. The source of the consideration paid to Ms. Gallovicova was the existing funds of the purchaser.

Ms. Gallovicova also assigned all of the outstanding debt owed to her by the Company to Mr. Andersen for $32,608. In connection with the debt assignment, Ms. Gallovicova agreed to release the Company from any and all claims. In connection with the assumption of the aforementioned debt the Company executed a promissory note with Mr. Anderson which bears interest at a rate of 10% per annum. During the six months ending September 30, 2017 the Company recorded interest of $1,635.

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

As of September 30, 2017, Gert Anderson, the President and CEO of the Company advanced $38,570   to the Company to pay expenses on behalf of the Company. The advances bear no interest, are unsecured, and due on demand.

During the six months ended September 30, 2017, the Company purchased $133,284 in inventory from Pharma GP APS, which it intends to sell via its online stores. Our Chief Executive Officer and President is also the Chief executive officer of Pharma GP APS.

 VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

8. ROYALTY AGREEMENT

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

9. SUBSEQUENT EVENT

On October 6, 2017, the Company executed a $65,000 promissory note with an investor which bears interest at a rate of 5% per annum and is due within two business days of demand notice.

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

We are currently marketing a line of our skin care products on our website at www.vilacto.com. These products include, lotions, skin care creams and gels, lip balms, foot creams and oils, and similar items. We recently signed a license agreement with have Carmen Electra endorse our skin care products. On August 29, 2017, we signed an agreement with Rakuten Super Logistics (known as RSL) to handle our inventory, fulfillment and shipment. In June 2017, we upgraded our production facility to included additional storage containers, improved mixing machines and upscale filtration units. We have also attended skin care products to market our products to the industry.

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

The closing of the above transactions was expected to occur by May 31, 2017, but will likely not occur until the Company is able to successfully raise capital for the Purchase Price.

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

Results of Operation for Three and Six Months Ended September 30, 2017 and 2016

Revenues

We generated no revenue for the three and six months ended September 30, 2017 and 2016. We have taken steps to further our business plan, including signing a licensing deal with Carmen Electra, expanding our operating facility, launching our e-commerce website, signing a distribution agreement and attending skin care conferences. However, we can provide no assurance that we will generate revenues from our skin care business to sustain a viable business operation.

Operating Expenses

Operating expenses increased to $57,235 for the three months ended September 30, 2017 from $3,828 for the three months ended September 30, 2016. Operating expenses increased to $129,035 for the six months ended September 30, 2017 from $7,998 for the six months ended September 30, 2016.

Our operating expenses for the three months ended September 30, 2017 consisted of royalty expense of $30,000, professional fees of $11,997 and general and administrative expenses of $15,238. Our operating expenses for the three months ended September 30, 2016 consisted of general and administrative expenses of $1,763 and professional fees of $2,065.

Our operating expenses for the six months ended September 30, 2017 consisted of royalty expense of $60,000, professional fees of $34,782 and general and administrative expenses of $34,253. Our operating expenses for the six months ended September 30, 2016 consisted of general and administrative expenses of $2,168 and professional fees of $5,830.

We expect that our operating expenses will likely increase in future quarters as we ramp up our online retail operations and, if we are able to obtain financing, acquire Pharma GP ApS and commence pharmaceutical applications.

Interest Expenses

We had interest expenses of $1,626 and $2,856 for the three and six months ended September 30, 2017, respectively, compared with no interest expenses for the three and six months ended September 30, 2016. We expect that interest expenses will increase in future quarters as we take on more debt to fund out operations.

Net Loss

Net loss for the three months ended September 30, 2017 was $58,861 compared to net loss of $3,828 for the three months ended September 30, 2016. Net loss for the six months ended September 30, 2017 was $131,891 compared to net loss of $7,998 for the six months ended September 30, 2016. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of September 30, 2017, we had current assets of $135,512 consisting of cash and inventory. Our total current liabilities as of September 30, 2017 were $310,200. We therefore had a working capital deficit of $174,688 as of September 30, 2017.

Operating activities used $100,151 in cash for the six months ended September 30, 2017, as compared with cash used of $8,409 for the same period ended 2016. Our negative operating cash flow for the six month ended September 30, 2017 was mainly the result of an increase in inventory and net loss for the period, offset by a decrease in accounts payable.

Financing activities provided $80,359 for the six months ended September 30, 2017, as compared with cash provided of $8,072 for the same period ended 2016. Our positive financing cash flow for the six months ended September 30, 2017 was mainly the result of proceeds from promissory notes and related party advances.

On May 17, 2017, we borrowed $22,500 under a promissory note. The note is due on demand has annual interest at 5%. This money is earmarked for our working capital needs.

On July 5, 2017, we borrowed $20,000 under promissory note. The note is due on demand has annual interest at 5%. This money is earmarked for our working capital needs.

On October 6, 2017, we borrowed $65,000 under promissory note. The note is due on demand has annual interest at 5%. This money is earmarked for our working capital needs.

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

Off Balance Sheet Arrangements

As of September 30, 2017, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate our continuation as a going concern. However, we have no revenues as of September 30, 2017. We currently have limited working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vilacto Bio, Inc.
Date:	November 8, 2017
By:	/s/ Gert Andersen
Gert Andersen
Title:	President, Chief Executive Officer, and Director

