Form 10-K
period 2018-03-31
Vilacto Bio Inc.
filed 2018-08-02
CIK 1576724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-55023

Vilacto Bio Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-3883208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Fabriksvej 48 4700 Naestved, Denmark	_____
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: +16468937895

Securities registered under Section 12(b) of the Exchange Act
Title of each class	Name of each exchange on which registered
None	not applicable

Securities registered under Section 12(g) of the Exchange Act:
Title of each class
Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

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

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $19,050,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 90,000,000 as of July 26, 2018

2

PART IV
Item 15.	Exhibits, Financial Statement Schedules	24

PART I

Item 1. Business

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

We intend to focus on our new pharmaceutical product, LACTOACTIVE iTHER®, as another potential revenue stream for the company along with its Vilact® brand of skin creams. LACTOACTIVE iTHER® is a new LACTOACTIVE variant that combines potent immune-system enhancement with a proven nanoparticle drug delivery system.

Our own research suggests that LACTOACTIVE iTHER® could contribute significantly to emerging therapies for treating a number of diseases, including cancer, immunodeficiency disorders, osteoarthritis, psoriasis, thrombocytopenia and vitiligo. The product is currently in the development stage and has not been approved for use by the FDA or any foreign agency.

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

We currently have three employees.

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

Our auditors, in their opinion dated July 31, 2018 have stated that currently we do not have sufficient cash nor do we have a significant source of revenues to cover our operational costs and allow us to continue as a going concern.  We seek to raise operating capital to implement our business plan in an offering of our common stock.  Our company's plan specifies a minimum amount of $50,000 in additional operating capital to operate for the next twelve months. However, there can be no assurance that such offering will be successful. You may lose your entire investment

Our failure to raise additional capital or generate cash flows necessary to expand our operations could reduce our ability to compete successfully and adversely affect our results of operations.

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

Item 2. Properties

Currently, we do not own any real estate. Our executive offices are at Fabriksvej 48 4700 Naestved, Denmark. Our license partner, Pharma GP, has allowed us to use this space free of charge through June 30, 2018.

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

Item 4. Mine Safety Disclosures

N/A

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted under the symbol “VIBI” on the OTCQB operated by OTC Markets Group, Inc.  Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low bid prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending March 31, 2018
Quarter Ended	High $	Low $
March 31, 2018	0.70	0.20
December 31, 2017	2.13	0.25
September 30, 2017	1.39	0.67
June 30, 2017	5000.125	0.15

Fiscal Year Ending March 31, 2017
Quarter Ended	High $	Low $
March 31, 2017	5000.125	5000.125
December 31, 2016	5000.125	5000.125
September 30, 2016	5000.125	0.0465
June 30, 2016	10000	0.11

On July 26, 2018, the last reported sale price of our common stock as reported on the OTCQB was $0.33 per share.

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

Holders of Our Common Stock

As of July 26, 2018, we had 90,000,000 shares of our common stock issued and outstanding, held by 16 shareholders of record, with others holding shares in street name.

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

Results of Operations for the Years Ended March 31, 2018 and 2017

Revenues

We earned revenues of $1,429 for the year ended March 31, 2018, as compared with no revenues for the year ended 2017. We can provide no assurance that we will generate sufficient revenues from our skin care business to sustain a viable business operation.

Expenses

We incurred operating expenses in the amount of $382,391 for the year ended March 31, 2018, as compared with $20,874 for the same period ended 2017. Our operating expenses for the year ended March 31, 2018 mainly consisted of professional fees of $153,104, royalty expense of $120,000 and general and administrative expenses of $109,263, as compared with professional fees of $17,126 and general and administrative expenses of $3,748 for the year ended March 31, 2017.

Other Expenses

We had other expenses of $511,572 for the year ended March 31, 2018, as compared with other expenses of $419 for the year ended March 31, 2017. Our other expenses for the year ended March 31, 2018 consisted of loss on derivative liability of $467,237 and interest expense of $44,335.

Net Loss

We incurred a net loss in the amount of $893,117 for the year ended March 31, 2018, as compared with a net loss of $21,293 for the same period ended 2017. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of March 31, 2018, we had total current assets of $308,874. Our total current liabilities as of March 31, 2018 were $1,245,684. As a result, we had a working capital deficit of $936,810 as of March 31, 2018.

Operating activities used $338,008 in cash for the year ended March 31, 2018, as compared with $12,695 in cash for the same period ended 2017. Our net loss was the main reason for our negative operating cash flow in both periods.

Financing activities provided $465,675 for the year ended March 31, 2018, as compared with $34,233 for the same period ended 2017. Our positive cash flow from financing activities for the year ended March 31, 2018 was mainly the result of proceeds from convertible promissory notes, promissory notes and related party advances.

The terms of the convertible promissory notes are contained in our footnotes to financial statements.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate our continuation as a going concern. However, we have limited revenues as of March 31, 2018. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Our critical accounting policies are set forth in Note 2 to the financial statements.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Off Balance Sheet Arrangements

As of March 31, 2018, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Consolidated Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firms
F-2	Balance Sheets as of March 31, 2018 and 2017
F-3	Statements of Operations for the years ended March 31, 2018 and 2017
F-4	Statement of Stockholders’ Equity for the years ended March 31, 2018 and 2017
F-5	Statements of Cash Flows for the years ended March 31, 2018 and 2017
F-6	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vilacto Bio Inc

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vilacto Bio Inc (the “Company”) as of March 31, 2018 and March 31, 2017 and the related statements of operations, stockholders’ equity/(deficit), and cash flows for each of the years in the two-year period ended March 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and March 31, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has minimal revenues, has negative working capital at March 31, 2018, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing
We have served as the Company’s auditor since 2017

Las Vegas, Nevada

July 31, 2018

 VILACTO BIO INC.

BALANCE SHEETS

(AUDITED)

	March 31, 2018	March 31, 2017
ASSETS
Current assets
Cash	$148,767	$22,020
Accounts receivable	36	—
Inventory	100,413	—
Prepaid expenses	59,658	225
Total current assets	308,874	22,245

Intangible assets, net	896	—

Total assets	309,770	22,245

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$35,780	$9,223
Due to related parties	240,952	711
Convertible loans	32,607	—
Derivative liabilties	729,737	—
Loans	174,000	22,500
Loans from related parties	32,608	32,608
Total current liabilities	1,245,684	65,042

Total liabilities	1,245,684	65,042

Stockholders' equity (deficit)
Common stock; $0.001 par value; 1,125,000,000 shares authorized; 90,000,000 and 90,000,000 shares issued and outstanding as of March 31, 2018 and March 31, 2017, respectively	90,000	90,000
Additional paid-in capital	(22,000)	(22,000)
Accumulated earnings (deficit)	(1,003,914)	(110,797)
Total stockholders' equity (deficit)	(935,914)	(42,797)

Total liabilities and stockholders' equity (deficit)	$309,770	$22,245

 The accompanying notes are an integral part of these financial statements.

 VILACTO BIO INC.

STATEMENT OF OPERATIONS

AUDITED

	For the Years Ended
	March 31, 2018	March 31, 2017

Revenues	$1,429	$—

Cost of revenues	583	—

Gross profit	846	—

Operating expenses
Royalty expense	120,000	—
Professional fees	153,104	17,126
General and administrative expenses	109,263	3,748
Depreciation expense	24	—
Total operating expenses	382,391	20,874

Loss from operations	(381,545)	(20,874)

Other income (expense)
Loss on derivative liabilities	(467,237)
Interest expense	(44,335)	(419)
Total other income (expense)	(511,572)	(419)

Net income (loss)	$(893,117)	$(21,293)

Basic income (loss) per common share	$(0.01)	$(0.00)

Basic weighted average common shares outstanding	90,000,000	90,000,000

 The accompanying notes are an integral part of these financial statements.

 VILACTO BIO INC.

STATEMENT OF STOCKHOLDERS DEFICIT

(AUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, March 31, 2016	90,000,000	90,000	(25,000.00)	(89,504)	(24,504)

Capital contributed by officer			3,000.00		3,000
Net loss				(21,293)	(21,293)
Balance, March 31, 2017	90,000,000	90,000	(22,000.00)	(110,797)	(42,797)

Net loss				(893,117)	(893,117)
Balance, March 31, 2018	90,000,000	90,000	(22,000)	(1,003,914)	(935,914)

The accompanying notes are an integral part of these financial statements.

 VILACTO BIO INC.

STATEMENT OF CASH FLOWS

(AUDITED)

	For the Years Ended
	March 31, 2018	March 31, 2017
Cash Flows from Operating Activities
Net loss	$(893,117)	$(21,293)
Adjustments to reconcile net loss to net cash provided by operating activities:
Contributed capital	—	3,000
Depreciation and amortization	24	—
Loss on derivative liability	467,237	—
Amortization of debt discount	29,228	—
Amortization of original issue discount	740	—
Amortization of debt issuance costs	2,639	—
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(36)	—
(Increase) decrease in prepaid expense	(59,433)	(225)
(Increase) decrease in inventory	(100,413)	—
Increase (decrease) in accounts payable	215,123	5,823
Net cash from operating activities	(338,008)	(12,695)

Cash Flows from investing
Purchase of intangible assets	(920)	—
Net cash used in investing activities	(920)	—

Cash Flows from Financing Activities
Proceeds from promissory notes	151,500	22,500
Proceeds from convertible promissory notes	262,500	—
Advance from related parties	102,890	11,733
Payments on advance from related parties	(51,214)	—
Net cash from financing activities	465,675	34,233

Net increase (decrease) in Cash	126,747	21,538

Beginning cash balance	22,020	482

Ending cash balance	$148,767	$22,020

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these financial statements.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

(AUDITED)

1. ORGANIZATION AND LINE BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on February 25, 2013. The Company is devoting substantially all of its present efforts to establish a new business and has had minimal revenues from operations to date.

On April 4, 2017, the Company entered into a license agreement (the “License Agreement”) with Pharma GP APS, a Company controlled by our CEO. (“Pharma GP”) and acquired an exclusive license to sell certain cosmetic products or ingredients covered by United States Patent No. US 8,637,075 in the territory of the United States.

As a result of the License Agreement, the Company is currently marketing a line of skin care products on its website at www.vilacto.com. These products include, lotions, skin care creams and gels, lip balms, foot creams and oils, and similar items.

On April 19, 2017, the Company also entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Pharma GP and its sole shareholder, 9 Heroes APS, a Denmark corporation controlled by our CEO (together, “Seller”). In accordance with the terms of the Purchase Agreement, the Company agreed to purchase all of the outstanding shares of Pharma GP for the purchase price (the “Purchase Price”) of $6,000,000, payable as $3,000,000 in cash and the balance in shares of our common stock.

The closing of the above transactions will likely not occur until the Company is able to successfully raise capital for the Purchase Price.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $1,003,914 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

3. SUMMARY OF SIGNIFICANT POLICIES

This summary of significant accounting policies of Vilacto Bio Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

(AUDITED)

Revenue Recognition – The Company recognizes revenue related to product sales when (i) the seller’s price is substantially fixed, (ii) shipment has occurred causing the buyer to be obligated to pay for product, (iii) the buyer has economic substance apart from the seller, and (iv) there is no significant obligation for future performance to directly bring about the resale of the product by the buyer as required by ASC 605 – Revenue Recognition. Cost of sales, rebates and discounts are recorded at the time of revenue recognition or at each financial reporting date. For the years ended March 31, 2018 and 2017 the Company reported revenues of $1,429 and $0, respectively, respectively.

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivable are presented net of an allowance for doubtful accounts of $36 and $0 at March 31, 2018, and March 31, 2017, respectively.

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There was $148,767 and $22,020 in cash and cash equivalents as of March 31, 2018 and March 31, 2017, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of March 31, 2018, the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

(AUDITED)

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation,” which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of March 31, 2018, the Company has not implemented an employee stock-based compensation plan.

Non-Employee Stock Based Compensation – The Company accounts for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered, or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50. The Company may issue compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services.

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

Derivative Financial Instruments – The Company accounts for derivative instruments in accordance with the provisions of ASC 815 - Derivatives Hedging: Embedded Derivatives. ASC 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

(AUDITED)

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms in agreements are reviewed to determine whether or not they contain embedded derivatives that are required under ASC 815 to be accounted for and separated from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities is required to be revalued at each reporting date, with the corresponding changes in fair value recorded in current period operating results.

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

Recently Issued Accounting Pronouncements –The Company has evaluated the all recent accounting pronouncements through ASU 2018-10, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

4. INVENTORY

Inventory consist of the following as of March 31, 2018 and March 31, 2017:

	March 31, 2018	March 31, 2017
Raw materials	$—	$—
Finished Goods	100,413	—
Total	$100,413	$—

5. PREPAID EXPENSES

Prepaid expenses consist of the following as of March 31, 2018 and March 31, 2017:

	March 31, 2018	March 31, 2017
Prepaid Royalties	$59,568	$—
Prepaid fees	—	225
Total prepaid expenses	$59,568	$225

6. INTANGIBLE ASSETS

Patents and trademarks and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives.

Intangible assets consist of the following as of March 31, 2018:

March 31, 2018
Patents and trademarks	$920
Less: accumulated depreciation	(24)
Intangible assets, net of accumulated depreciation	$896

Amortization expense for the years ended March 31, 2018 and 2017 was $24 and $0, respectively.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

(AUDITED)

7. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:	March 31, 2018

Auctus Fund, LLC

On February 26, 2018, we entered into a Securities Purchase Agreement (the “Auctus SPA”), under which we agreed to sell a 12% convertible promissory note in an aggregate principal amount of $167,750 (the “Auctus Note”) to Auctus Fund, LLC (“Auctus”). The Auctus Note will bear interest at a rate of 12% per annum and will mature on November 26, 2018. The net proceeds of the sale of the Auctus Note, after deducting the expenses payable by were $150,000.

At any time after the issue date of the Auctus Note, Auctus has the option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Auctus Note into shares of our common stock at the Conversion Price. The “Conversion Price” will be the lesser of (i) the lowest trading price of our common stock during the twenty-five-day trading period prior to the issue date of the Auctus Note and (ii) 50% of the lowest trading price of our common stock during the twenty-five-day trading period prior to the conversion. The Conversion Price is subject to further reduction upon certain events specified in the Auctus Note.

We have the right to prepay the Auctus Note at any time until the 180th calendar day after the issue date of the Auctus Note, in an amount equal to 150% (or 135% if we prepay the Auctus Note on or before the date that is 90 days after the issue date of the Auctus Note) of the outstanding balance of the Auctus Note (including principal and accrued and unpaid interest). We may not prepay the Auctus Note after the 180th calendar day after the issue date of the Auctus Note. We will be subject to a liquidated damages charge of 25% of the outstanding principal amount of the Auctus Note if we effect certain exchange transactions in accordance with, based upon or related or pursuant to Section 3(a)(10) of the Securities Act. In addition, the Auctus Note grants Auctus the right to update the terms of the Auctus SPA and the Auctus Note to incorporate the terms of any future transaction document related to a security issuance by us to a third party that are more favorable to the third party than the terms of the Auctus SPA and the Auctus Note.

Any amounts due and payable to Auctus under the terms of the Auctus Note, including any payment on an event of default, default interest, or agreed upon liquidated damages may, at the Auctus's option, be converted into shares of our common stock at the Conversion Price.

Pursuant to a Registration Rights Agreement, we are required to register 30,000,000 shares into which the Auctus Note may be converted.

During the year ending March 31, 2018 the Company recorded interest of $1,820.

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $20,278 during the year ended March 31, 2018.

$167,750
Unamortized debt discount	(147,472)
Total, net of unamortized discount	20,278

EMA Financial, LLC

On February 23, 2018 we entered into a Securities Purchase Agreement (“EMA SPA”) with EMA Financial, LLC, a Delaware limited liability company (“EMA”), pursuant to which we issued and sold to EMA a convertible promissory note, dated February 23, 2018 in the principal amount of $125,000 (the “EMA Note”). In connection with the foregoing, we also entered into a Registration Rights Agreement with the Purchaser dated February 23, 2018 (the “Registration Rights Agreement”).

The EMA Note as amended, is due February 23, 2019, bears interest at the rate of 12% per annum. All principal and accrued interest on the EMA Note is convertible into shares of our common stock at the election of EMA at any time at a conversion price equal to the lesser of (i) the trading price for our common stock on the trading day prior to the closing date of the EMA Note, or (ii) a 50% discount to the lowest trading or lowest closing bid price for our common stock during the 25-trading day period immediately prior to conversion.

We have the right to prepay the EMA Note within 90 days of the closing date at a premium of 135% of all amounts owed to EMA and at a premium of 150% if prepaid more than 90 but less than 180 days following the closing date. We have no right to prepay the EMA Note more than 180 days after the closing date.

The EMA Note contains customary default events which, if triggered and not timely cured, will result in default interest and penalties.

Pursuant to the Registration Rights Agreement, we are required to register 30,000,000 shares into which the EMA Note may be converted.

During the year ending March 31, 2018 the Company recorded interest of $1,479.

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $12,329 during the year ended March 31, 2018.

125,000
Unamortized debt discount	(112,671)
Total, net of unamortized discount	12,329

Total	$32,607

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

(AUDITED)

Derivative liability

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model.

The following table presents a summary of the Company’s derivative liabilities associated with its convertible notes as of March 31, 2018:

Amount
Balance March 31, 2017	—
Debt discount originated from derivative liabilities	262,550
Initial loss recorded	170,924
Adjustment to derivative liability due to debt settlement	—
Change in fair market value of derivative liabilities	296,313
Balance March 31, 2018	$729,737

The Black-Scholes model utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note and at March 31, 2018:

Fair value assumptions – derivative notes:	February 23, 2018	February 26, 2018	March 31, 2018
Risk free interest rate	2.02%	2.03%	2.09%
Expected term (years)	1.0	.75	0.66-.90
Expected volatility	188.62%	188.72	199.58%
Expected dividends	0	0	0

8. LOANS PAYABLE

On March 5, 2017, the Company executed a $22,500 promissory note with an investor which bears interest at a rate of 5% per annum and is due within two business days of demand notice. On January 8th the note was assigned to a new lender, the terms of the note were unchanged. During the year ending March 31, 2018 the Company recorded interest of $1,125.

On May 17, 2017, the Company executed a $22,500 promissory note with an investor which bears interest at a rate of 5% per annum and is due within two business days of demand notice. On January 8th the note was assigned to a new lender, the terms of the note were unchanged. During the year ending March 31, 2018 the Company recorded interest of $980.

On July 5, 2017, the Company executed a $20,000 promissory note with an investor which bears interest at a rate of 5% per annum and is due within two business days of demand notice. On January 8th the note was assigned to a new lender, the terms of the note were unchanged. During the year ending March 31, 2018 the Company recorded interest of $737.

On October 4, 2017, the Company executed a $65,000 promissory note with an investor which bears interest at a rate of 5% per annum and is due within two business days of demand notice. On January 8th the note was assigned to a new lender, the terms of the note were unchanged. During the year ending March 31, 2018 the Company recorded interest of $1,585.

On November 28, 2017, the Company executed a $44,000 promissory note with an investor which bears interest at a rate of 5% per annum and is due within two business days of demand notice. On January 8th the note was assigned to a new lender, the terms of the note were unchanged. During the year ending March 31, 2018 the Company recorded interest of $741.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

(AUDITED)

9. STOCKHOLDERS’ EQUITY

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

As of March 31, 2018, there were 90,000,000 shares of common stock issued and outstanding.

Stock purchase agreement

On April 19, 2017, we entered into a Stock Purchase Agreement (the “Agreement”) with Pharma GP APS, a Denmark corporation controlled by our CEO (“Pharma GP”) and its sole shareholder, 9 Heroes APS, a Denmark corporation controlled by our CEO. In accordance with the terms of the Agreement, we agreed to purchase all of the outstanding shares of Pharma GP for the purchase price (the “Purchase Price”) of $6,000,000, payable as $3,000,000 in cash and the balance in shares of our common stock.

The closing of the above transactions is expected to occur when the company has sufficient funds to do so. The Agreement is conditioned on our paying the Purchase Price, obtaining financing in the amount of $4,000,000 for operational expenses, and receiving audited financial statements from Pharma GP, among other conditions as contained in the Agreement.

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

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

(AUDITED)

10. RELATED PARTY TRANSACTIONS

On February 21, 2017, Dana Gallovicova, our former CEO agreed to transfer her 75,000,000 shares of common stock in the Company to Gert Andersen pursuant to a Stock Purchase Agreement. Ms. Gallovicova received proceeds of $100,000. The source of the consideration paid to Ms. Gallovicova was the existing funds of the purchaser.

Ms. Gallovicova also assigned all of the outstanding debt owed to her by the Company to Mr. Andersen for $32,608. In connection with the debt assignment, Ms. Gallovicova agreed to release the Company from any and all claims. In connection with the assumption of the aforementioned debt the Company executed a promissory note with Mr. Anderson which bears interest at a rate of 10% per annum. During the year ending March 31, 2018 the Company recorded interest of $3,261.

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

During the year ending March 31, 2018, Gert Anderson, the President and CEO of the Company advanced $102,890 to the Company to pay expenses on behalf of the Company. The Company has repaid $51,214 in advances. As of March 31, 2018, $52,386 in advances remain outstanding. The advances bear no interest, are unsecured, and are due on demand.

During the year ending March 31, 2018, the Company purchased $110,680 in inventory from Pharma GP APS, a Company controlled by our CEO, which it sells via its online stores.

11. ROYALTY AGREEMENT

License agreement

On April 4, 2017, we entered into a license agreement (the “License Agreement”) with Pharma GP APS, a Company controlled by our CEO. (“Pharma GP”) and acquired an exclusive license to sell certain cosmetic products or ingredients covered by United States Patent No. US 8,637,075 in the territory of the United States.

For the license, we agreed to pay to GP a royalty of eight percent (8%) on the selling price (irrespective of any taxes, custom duties, costs of insurance, transportation costs or other costs) for all licensed product we sell in the United States (if in excess of the agreed minimum royalty), or pay the agreed minimum royalty of $10,000 per month. During the year ending March 31, 2018, the Company recorded royalty expense of $120,000 related to this agreement.

Under the License Agreement, we have the ability to sublicense to third parties under the royalty arrangement described above.

12. INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $107,332 which is calculated by multiplying a 20% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

(AUDITED)

The components of the Company's deferred tax asset as of March 31, 2018 and 2017 are as follows:

For the period ended March 31,	2018	2017
Book loss for the year	$(893,117)	$(21,293)
Adjustments:
Non-deductible portion of meals and entertainment	18	—
Non-deductible portion of loss on derivative	467,237	—
Non-deductible penalties	—	—
Tax loss for the year	(425,862)	(21,293)
Estimated effective tax rate	20%	20%
Deferred tax asset	$(85,172)	$(4,259)

As of March 31,	2018	2017
Deferred tax asset	$107,332	$22,160
Valuation allowance	(107,332)	(22,160)
Current taxes payable	—	—
Income tax expense	$—	$—

Below is a chart showing the total estimated corporate federal tax basis net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2018	$425,862	2038
2017	21,293	2037
2016	15,564	2036
2015	22,438	2035
2014	50,947	2034
2013	555	2033
Total	$536,659

The Company plans to file its U.S. federal return for the year ended March 31, 2018 upon the issuance of this filing. The tax years 2012-2016 remained open to examination for federal income tax purposes by the major tax jurisdictions to which the Company is subject. No tax returns are currently under examination by any tax authorities.

13. SUBSEQUENT EVENT

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

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being March 31, 2018. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2018 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2018, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2019: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Positions and Offices Held
Gert Andersen	48	Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director
Pernille Steenfat	43	Chief Operating Officer
Poul Madsen	55	Chief Scientific Officer

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Gert Andersen

From 2006 to 2017, Mr. Andersen worked for W4P, Pharma GP as Chief Executive Officer.

Aside from that provided above, Mr. Andersen does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Andersen is qualified to serve on our Board of Directors because of his management, marketing and business development experience.

Penille Steenfat

Ms. Steenfat, is a partner at FreeWater ApS since 2007. She has a Bachelor’s of Arts in Business Administration.

Aside from that provided above, Ms. Steenfat does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Poul Madsen

Mr. Madsen is an R&D Manager at Sepcotech since 2016. In 2016, he was Senior Scientific Advisor to Nordetect Sensors. From 2011 to 2016, he was a director at Green Center, Holeby. Madsen has a Ph.D. in developing new biotechnical methods for sugar beet breeding improvement. He has a Master’s degree in Biology from Aarhus University.

Aside from that provided above, Mr. Madsen does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board, subject to their respective employment agreements.

Significant Employees

We have no significant employees other than our officers and directors.

Family Relationships

Gert Andersen and Penille Steenfat are married. There are no other family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our current directors, nominees for directors or current executive officers has been involved in any legal proceeding identified in Item 401(f) of Regulation S-K, including:

1.	Any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;
2.	Any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities: i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; ii. Engaging in any type of business practice; or iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;
4.	Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;
5.	Being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: i. Any Federal or State securities or commodities law or regulation; or ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

For the fiscal year ending March 31, 2018, the board of directors:

  Reviewed and discussed the audited financial statements with management, and
  Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended March 31, 2018 to be included in this Annual Report filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2015, other than the Form 3 for Mr. Andersen, which was filed late.

Code of Ethics

As of the date of this Prospectus, we had not adopted a Code of Ethics. We are a small company with few individuals comprising our board and management, which does not warrant the adoption of a Code of Ethics.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended March 31, 2018 and 2017.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dana Galloviciva Former Chief Executive Officer, Chief Financial Officer and Director	2018 2017	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Gert Andersen Chief Executive Officer, Chief Financial Officer and Director	2018 2017	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Dana Galloviciva	-	-	-	-	-	-	-	-	-
Gert Andersen	-	-	-	-	-	-	-	-	-

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 26, 2018, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of voting stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address of Fabriksvej 48 4700 Naestved, Denmark.

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

	Common Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)
Gert Andersen	75,000,000	83%
All Directors and Executive Officers as a Group (1 person)	75,000,000	83%
5% Holders
NONE

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 90,000,000 voting shares as of July 26, 2018.

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

During the year ending March 31, 2018, Gert Anderson, the President and CEO of the Company advanced $102,890 to the Company to pay expenses on behalf of the Company. The Company has repaid $51,214 in advances. As of March 31, 2018, $52,386 in advances remain outstanding. The advances bear no interest, are unsecured, and are due on demand.

During the year ending March 31, 2018, the Company purchased $110,680 in inventory from Pharma GP APS, a Company controlled by our CEO, which it sells via its online stores.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended March 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2018	$—	$0	$0	$0
2017	$—	$0	$0	$0

 PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Certificate of Merger(2)
31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL).

 **provided herewith

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-188610), filed with the Commission on May 15, 2013.
(2)	Incorporated by reference to the Form 8-K filed on April 5, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vilacto Bio Inc.

By: /s/ Gert Andersen

Gert Andersen

President, Chief Executive Officer, Principal Executive Officer and Director

August 2, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Gert Andersen

Gert Andersen

President, Chief Executive Officer, Principal Executive Officer and Director

August 2, 2018

