Form 10-Q
period 2018-06-30
Vilacto Bio Inc.
filed 2018-08-20
CIK 1576724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 90,000,000 common shares as of July 31, 2018

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2018 (unaudited) and March 31, 2018;
F-2	Statements of Operations for the three months ended June 30, 2018 and 2017 (unaudited);
F-3	Statements of Cash Flows for the three months ended June 30, 2018 and 2017 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

VILACTO BIO INC.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2018	March 31, 2018
ASSETS
Current assets
Cash	$48,739	$148,767
Accounts receivable	44	36
Inventory	100,217	100,413
Prepaid expenses	43,452	59,658
Total current assets	192,452	308,874

Intangible assets, net	5,697	896

Total assets	198,149	309,770

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$30,659	$35,780
Due to related parties	263,672	240,952
Convertible loans	119,688	32,607
Derivative liabilties	460,923	729,737
Loans	174,000	174,000
Loans from related parties	32,608	32,608
Total current liabilities	1,081,550	1,245,684

Total liabilities	1,081,550	1,245,684

Stockholders' equity (deficit)
Common stock; $0.001 par value; 1,125,000,000 shares authorized; 90,000,000 and 90,000,000 shares issued and outstanding as of June 30, 2018 and March 31, 2018, respectively	90,000	90,000
Additional paid-in capital	(22,000)	(22,000)
Accumulated earnings (deficit)	(951,401)	(1,003,914)
Total stockholders' equity (deficit)	(883,401)	(935,914)

Total liabilities and stockholders' equity (deficit)	$198,149	$309,770

The accompanying notes are an integral part of these financial statements.

VILACTO BIO INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	June 30, 2018	June 30, 2017

Revenues	$430	$—

Cost of revenues	230	—

Gross profit	200	—

Operating expenses
Royalty expense	30,000	30,000
Professional fees	20,895	22,785
General and administrative expenses	66,586	19,015
Depreciation and amortization expense	199	—
Total operating expenses	117,680	71,800

Loss from operations	(117,480)	(71,800)

Other income (expense)
Gain (loss) on derivative liabilities	268,814	—
Interest expense	(98,821)	(1,230)
Total other income (expense)	169,993	(1,230)

Net income (loss)	$52,513	$(73,030)

Basic income (loss) per common share	$0.00	$(0.00)

Basic weighted average common shares outstanding	90,000,000	90,000,000

The accompanying notes are an integral part of these financial statements.

VILACTO BIO INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	June 30, 2018	June 30, 2017
Cash Flows from Operating Activities
Net income (loss)	$52,513	$(73,030)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	199	—
(Gain) Loss on derivative liability	(268,814)	—
Amortization of debt discount	78,048	—
Amortization of original issue discount	1,870	—
Amortization of debt issuance costs	7,163	—
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(8)	—
(Increase) decrease in prepaid expense	16,206	(139)
(Increase) decrease in inventory	196	—
Increase (decrease) in accounts payable	10,692	(3,844)
Net cash from operating activities	(101,935)	(77,013)

Cash Flows from investing
Purchase of intangible assets	(5,000)	—
Net cash used in investing activities	(5,000)	—

Cash Flows from Financing Activities
Proceeds from promissory notes	—	22,500
Proceeds from convertible promissory notes	—	—
Advance from related parties	6,907	35,604
Payments on advance from related parties	—	—
Net cash from financing activities	6,907	58,104

Net increase (decrease) in Cash	(100,028)	(18,909)

Beginning cash balance	148,767	22,020

Ending cash balance	$48,739	$3,111

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these financial statements.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2018

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $951,401 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

JUNE 30, 2018

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

Revenue Recognition – The Company recognizes revenue related to product sales when (i) the seller’s price is substantially fixed, (ii) shipment has occurred causing the buyer to be obligated to pay for product, (iii) the buyer has economic substance apart from the seller, and (iv) there is no significant obligation for future performance to directly bring about the resale of the product by the buyer as required by ASC 605 – Revenue Recognition. Cost of sales, rebates and discounts are recorded at the time of revenue recognition or at each financial reporting date. For the three months ended June 30, 2018 and 2017 the Company reported revenues of $430 and $0, respectively, respectively.

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivable are presented net of an allowance for doubtful accounts of $44 and $36 at June 30, 2018, and March 31, 2018, respectively.

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There was $48,739 and $148,767 in cash and cash equivalents as of June 30, 2018, and March 31, 2018, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of June 30, 2018, the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation,” which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of June 30, 2018, the Company has not implemented an employee stock-based compensation plan.

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

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

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

Recently Issued Accounting Pronouncements – The Company has evaluated the all recent accounting pronouncements through ASU 2018-12, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows except as discussed below.

Revenue from Contracts with Customers. In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. Additionally, the new guidance requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including revenue recognition policies to identify performance obligations, assets recognized from costs incurred to obtain and fulfill a contract, and significant judgments in measurement and recognition.

In July 2015, the FASB made a decision to defer the effective date of the new standard for one year and permit early adoption as of the original effective date.  The Company has reviewed its revenue streams and does not believe that the adoption of this standard has a material effect on its revenue recognition in 2017 or 2018.

4. INVENTORY

Inventory consist of the following as of June 30, 2018 and March 31, 2018:

	June 30, 2018	March 31, 2018
Raw materials	$—	$—
Finished Goods	100,217	100,413
Total	$100,217	$100,413

5. PREPAID EXPENSES

Prepaid expenses consist of the following as of June 30, 2018 and March 31, 2018:

	June 30, 2018	March 31, 2018
Prepaid Marketing	$43,452	$59,568
Total prepaid expenses	$43,452	$59,568

6. INTANGIBLE ASSETS

Patents and trademarks and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives.

Intangible assets consist of the following as of June 30, 2018 and March 31, 2018:

	June 30, 2018	March 31, 2018
Patents and trademarks	$920	$920
Website	5,000	—
Less: accumulated depreciation	(223)	(24)
Fixed assets, net of accumulated depreciation	$5,697	$896

Amortization expense for the three months ended June 30, 2018 and 2017 was $199 and $0, respectively.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

7. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:	June 30,
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

During the three months ending June 30, 2018 the Company recorded interest of $5,019

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $55,917 during the three months ended June 30, 2018.

$167,750
Unamortized debt discount	(91,556)
Total, net of unamortized discount	76,194

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

During the three months ending June 30, 2018 the Company recorded interest of $3,740

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $31,164 during the three months ended June 30, 2018.

125,000
Unamortized debt discount	(81,506)
Total, net of unamortized discount	43,494

Total	$119,688

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

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

The following table presents a summary of the Company’s derivative liabilities associated with its convertible notes as of June 30, 2018:

Amount
Balance March 31, 2017	—
Debt discount originated from derivative liabilities	262,500
Initial loss recorded	170,924
Adjustment to derivative liability due to debt settlement	—
Change in fair market value of derivative liabilities	296,313
Balance March 31, 2018	$729,737
Debt discount originated from derivative liabilities	—
Initial loss recorded	—
Adjustment to derivative liability due to debt settlement	—
Change in fair market value of derivative liabilities	(268,814)
Balance June 30, 2018	$460,923

The Black-Scholes model utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible notes and at March 31, 2018 and June 30, 2018:

Fair value assumptions – derivative notes:	February 23, 2018	February 26, 2018	March 31, 2018	June 30, 2018
Risk free interest rate	2.02%	2.03%	2.09%	2.33%
Expected term (years)	1.0	.75	0.66 -.90	0.41-0.65
Expected volatility	188.62%	188.72%	199.58%	170.79%
Expected dividends	0	0	0	0

8. LOANS PAYABLE

On January 8, 2018, the Company and four lenders assigned the rights and obligations of a total of $174,500 in promissory notes to a new lender, the terms of the note were unchanged. The notes bear interest at a rate of 5% per annum and is due within two business days of demand notice. During the three months ending June 30, 2018 the Company recorded interest of $2,169.

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

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

Overview

The Company is authorized to issue 1,125,000,000 shares of $0.001 par value common stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

As of June 30, 2018, there were 90,000,000 shares of common stock issued and outstanding.

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

10. RELATED PARTY TRANSACTIONS

In connection with an assumption of the debt agreement the Company executed a $32,608 promissory note with Mr. Anderson which bears interest at a rate of 10% per annum. During the three months ending June 30, 2018 the Company recorded interest of $813.

During the three months ending June 30, 2018, Gert Anderson, the President and CEO of the Company advanced $6,907 to the Company to pay expenses on behalf of the Company. As of June 30, 2018, $59,293 in advances remain outstanding. The advances bear no interest, are unsecured, and are due on demand.

11. ROYALTY AGREEMENT

License agreement

On April 4, 2017, we entered into a license agreement (the “License Agreement”) with Pharma GP APS, a Company controlled by our CEO. (“Pharma GP”) and acquired an exclusive license to sell certain cosmetic products or ingredients covered by United States Patent No. US 8,637,075 in the territory of the United States.

For the license, we agreed to pay to GP a royalty of eight percent (8%) on the selling price (irrespective of any taxes, custom duties, costs of insurance, transportation costs or other costs) for all licensed product we sell in the United States (if in excess of the agreed minimum royalty), or pay the agreed minimum royalty of $10,000 per month. During the three months ending June 30, 2018 , the Company recorded royalty expense of $30,000 related to this agreement.

Under the License Agreement, we have the ability to sublicense to third parties under the royalty arrangement described above.

12. SUBSEQUENT EVENT

The Company has evaluated events subsequent to the balance sheet through the issuance date of these financial statements in accordance with FASB ASC 855 and has determined that there are no such events that would require adjustment to, or disclosure in, the financial statements except as disclosed below.

Adar Bays, LLC July 2, 2018 and July 23, 2018 Secured Convertible Notes

On July 2, 2018 we entered into a Securities Purchase Agreement with Adar Bays, LLC (“Adar”) providing for the purchase of two convertible promissory notes in the aggregate principal amount of $300,000 (the “July 2, 2018 Adar Notes”), with the first July 2, 2018 Adar Note in the amount of $150,000.

The Company received $127,500 after fees in connection with the first July 2, 2018 Adar Note. The second July 2, 2018 Adar Note is provided for with an offsetting note. The July 2, 2018 Adar Note, is due July 2, 2019, bears interest at the rate of 10% per annum. All principal and accrued interest on the July 2, 2018 Adar Note is convertible into shares of our common stock at the election of Adar six months after the issuance date at a conversion price equal to a 50% discount to the lowest trading or lowest closing bid price for our common stock during the 25-trading day period immediately prior to conversion.

We are permitted to prepay the  first July 2, 2018 Adar Note within the first six months of issuance. However, we have no right to prepay the second July 2, 2018 Adar Note unless the first Note was prepaid the second Note was not funded.

The July 2, 2018 Adar Notes contains customary default events which, if triggered and not timely cured, will result in default interest and penalties.

GS Capital Partners, LLC Convertible Note

On July 11, 2018 we entered into a Convertible note with GS Capital Bays, LLC (“GS”) pursuant to which we issued a convertible promissory note, dated July 11, 2018 in the principal amount of $110,000 (the “GS Note”).

The GS Note, is due July 11, 2019, bears interest at the rate of 10% per annum. All principal and accrued interest on the GS Note is convertible into shares of our common stock at the election of GS at any time at a conversion price equal to a 50% discount to the lowest trading or lowest closing bid price for our common stock during the 25-trading day period immediately prior to conversion.

We have the right to prepay the GS Note within 60 days of the closing date at a premium of 125% of all amounts owed to GS and at a premium of 135% if prepaid more than 60 but less than 120 days following the closing date, at a premium of 145% if prepaid more than 120 but less than 180 days following the closing date. We have no right to prepay the GS Note more than 180 days after the closing date.

The GS Note contains customary default events which, if triggered and not timely cured, will result in default interest and penalties.

Eagle Equities, LLC Convertible Note

On July 20, 2018 we entered into a Convertible note with Eagle Equities, LLC (“Eagle”) pursuant to which we issued a convertible promissory note, dated July 20, 2018 in the principal amount of $100,000 (the “Eagle Note”).

The Eagle Note, is due July 20, 2019, bears interest at the rate of 10% per annum. All principal and accrued interest on the Eagle Note is convertible into shares of our common stock at the election of Eagle at any time at a conversion price equal to a 50% discount to the lowest trading or lowest closing bid price for our common stock during the 25-trading day period immediately prior to conversion.

We have the right to prepay the Eagle Note within 90 days of the closing date at a premium of 135% of all amounts owed to GS and at a premium of 150% if prepaid more than 90 but less than 180 days following the closing date. We have no right to prepay the Eagle Note more than 180 days after the closing date.

The Eagle Note contains customary default events which, if triggered and not timely cured, will result in default interest and penalties.

Adar Bays, LLC July 23, 2018 Secured Convertible Note

On July 23, 2018 we entered into a Securities Purchase Agreement with Adar providing for the purchase of three convertible promissory notes in the aggregate principal amount of $150,000 (the “July 23, 2018 Adar Notes”), with the first July 23, 2018 Adar Note in the amount of $50,000.

The Company received $42,500 after fees in connection with the first July 23, 2018 Adar Note. The second and third July 23, 2018 Adar Notes are provided for with offsetting notes. The July 23, 2018 Adar Note is due July 23, 2019, bears interest at the rate of 10% per annum. All principal and accrued interest on the July 23, 2018 Adar Note is convertible into shares of our common stock at the election of Adar six months after the issuance date at a conversion price equal to a 50% discount to the lowest trading or lowest closing bid price for our common stock during the 25-trading day period immediately prior to conversion.

We are permitted to prepay the first July 23, 2018 Adar Note within the first six months of issuance. However, we have no right to prepay the second or third July 23, 2018 Adar Notes unless the first Note was prepaid and the second and third Notes were not funded.

The July 23, 2018 Adar Notes contains customary default events which, if triggered and not timely cured, will result in default interest and penalties.

In July 2018, the Company made principal and interest payments of $60,000 on the outstanding convertible note with EMA financial, LLC.

On July 16, 2018 the Company made a payment of $133,284 to Pharma GP, an entity controlled by our CEO to settle amounts owed under outstanding accounts payable.

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

We signed a license agreement with have Carmen Electra endorse our skin care products. On August 29, 2017, we signed an agreement with Rakuten Super Logistics (known as RSL) to handle our inventory, fulfillment and shipment. In June 2017, we upgraded our production facility to included additional storage containers, improved mixing machines and upscale filtration units. We have also attended skin care products to market our products to the industry.

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

Results of Operation for Three Months Ended June 30, 2018 and 2017

Revenues

We generated $430 in revenue for the three months ended June 30, 2018, as compared with $0 for the three months ended June 30, 2017. We can provide no assurance that we will generate sufficient revenues from our skin care business to sustain a viable business operation.

Operating Expenses

Operating expenses increased to $117,680 for the three months ended June 30, 2018 from $71,800 for the three months ended June 30, 2017. Our operating expenses for the three months ended June 30, 2018 mainly consisted of general and administrative expenses of $66,586, royalty expense of $30,000, professional fees of $20,895. Our operating expenses for the three months ended June 30, 2017 consisted of royalty expense of $30,000, professional fees of $22,785 and general and administrative expenses of $19,105.

Other Income/Expenses

We had other income of $169,993 for the three months ended June 30, 2018, compared with other expenses of $1,230 for the three months ended June 30, 2017. Our other income for the three months ended June 30, 2018 is mainly the result of a $268,814 gain on derivative liabilities, offset by $98,821 in interest expense. Our other expenses for the same period ended 2017 is a result of interest expense.

We expect that interest expenses will increase in future quarters as we take on more debt to fund out operations.

Net Income/Loss

Net income for the three months ended June 30, 2018 was $52,513 compared to a net loss of $73,030 for the three months ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had current assets of $192,452 consisting of cash, accounts receivable, inventory and prepaid expenses. Our total current liabilities as of June 30, 2018 were $1,081,550. We therefore had a working capital deficit of $889,098 as of June 30, 2018.

Operating activities used $146,703 in cash for the three months ended June 30, 2018, as compared with cash used of $77,013 for the same period ended 2017. Our negative operating cash flow for the three month ended June 30, 2018 was mainly the result of losses on derivative liability. In contract, our negative operating cash flow for the three months ended June 30, 2017 is mainly the result of our net loss for the quarter.

Investing activities used $5,000 in cash for the three months ended June 30, 2018, as a result of the purchase of intangible assets. We had no cash used in investing activities for the same period ended 2017.

Financing activities provided $51,675 for the three months ended June 30, 2018, as compared with cash provided of $58,104 for the same period ended 2017. Our positive financing cash flow for the three months ended June 30, 2018 was mainly the result of proceeds from related party advances, offset by payments on advances. Our positive financing cash flow for the three months ended June 30, 2017 was mainly the result of advances from related parties and proceeds from promissory notes.

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

Off Balance Sheet Arrangements

As of June 30, 2018, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate our continuation as a going concern. However, we have limited revenues as of June 30, 2018. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

See risk factors included in our Annual Report on Form 10-K for 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vilacto Bio, Inc.
Date:	August 20, 2018
By:	/s/ Gert Andersen
Gert Andersen
Title:	President, Chief Executive Officer, and Director

