Form 10-Q
period 2018-09-30
Vilacto Bio Inc.
filed 2018-11-19
CIK 1576724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 98,500,000 common shares as of November 19, 2018

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2018 (unaudited) and March 31, 2018;
F-2	Statements of Operations for the three and six months ended September 30, 2018 and 2017 (unaudited);
F-3	Statements of Cash Flows for the six months ended September 30, 2018 and 2017 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

VILACTO BIO INC.

BALANCE SHEETS

(UNAUDITED)

	September 30, 2018	March 31, 2018
Assets
Current assets
Cash	$143,180	$148,767
Accounts receivable	143	36
Inventory	99,727	100,413
Prepaid expenses	27,068	59,658
Total current assets	270,118	308,874

Fixed assets, net	8,038	—
Intangible assets, net	5,368	896

Total assets	283,524	309,770

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$53,501	$35,780
Due to related parties	169,094	240,952
Convertible loans	302,201	32,607
Derivative liabilities	2,760,202	729,737
Loans	174,000	174,000
Loans from related parties	32,608	32,608
Total current liabilities	3,491,606	1,245,684

Total liabilities	3,491,606	1,245,684

Stockholders' equity (deficit)
Common stock; $0.001 par value; 1,125,000,000 shares authorized; 90,000,000 and 90,000,000 shares issued and outstanding as of September 30, 2018 and March 31, 2018, respectively	90,000	90,000
Additional paid-in capital	(22,000)	(22,000)
Accumulated earnings (deficit)	(3,276,082)	(1,003,914)
Total stockholders' equity (deficit)	(3,208,082)	(935,914)

Total liabilities and stockholders' equity (deficit)	$283,524	$309,770

The accompanying notes are an integral part of these financial statements.

VILACTO BIO INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenues	$950	$—	$1,380	$—

Cost of revenues	655	—	885	—

Gross profit	295	—	495	—

Operating expenses
Royalty expense	30,000	30,000	60,000	60,000
Professional fees	30,244	11,997	51,139	34,782
General and administrative expenses	50,587	15,238	117,173	34,253
Depreciation and amortization expense	475	—	674	—
Total operating expenses	111,306	57,235	228,986	129,035

Loss from operations	(111,011)	(57,235)	(228,491)	(129,035)

Other income (expense)
Gain (loss) on derivative liabilities	(1,912,729)	—	(1,643,915)	—
Loss on debt modification	(37,500)	—	(37,500)	—
Interest expense	(263,441)	(1,626)	(362,262)	(2,856)
Total other income (expense)	(2,213,670)	(1,626)	(2,043,677)	(2,856)

Net income (loss)	$(2,324,681)	$(58,861)	$(2,272,168)	$(131,891)

Basic income (loss) per common share	$(0.03)	$(0.00)	$(0.03)	$(0.00)

Basic weighted average common hares outstanding	90,000,000	90,000,000	90,000,000	90,000,000

The accompanying notes are an integral part of these financial statements.

VILACTO BIO INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	September 30, 2018	September 30, 2017
Cash Flows from Operating Activities
Net income (loss)	$(2,272,168)	$(131,891)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	674	—
Loss on derivative liability	1,643,915	—
Loss on debt modifcation	37,500	—
Amortization of debt discount	279,064	—
Amortization of original issue discount	20,661	—
Amortization of debt issuance costs	29,869	—
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(107)	—
(Increase) decrease in prepaid expense	32,590	225
(Increase) decrease in inventory	686	(133,284)
Increase (decrease) in accounts payable	(68,928)	164,799
Net cash from operating activities	(296,244)	(100,151)

Cash Flows from investing
Purchase of fixed assets	(8,184)	—
Purchase of intangible assets	(5,000)	—
Net cash used in investing activities	(13,184)	—

Cash Flows from Financing Activities
Proceeds from promissory notes	—	42,500
Proceeds from convertible notes, net of debt issuance costs	349,050	—
Payments on convertible notes	(60,000)	—
Advance from related parties	14,791	37,859
Net cash from financing activities	303,841	80,359

Net increase (decrease) in Cash	(5,587)	(19,792)

Beginning cash balance	148,767	22,020

Ending cash balance	$143,180	$2,228

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these financial statements.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $3,276,082 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

Revenue Recognition – The Company recognizes revenue related to product sales when (i) the seller’s price is substantially fixed, (ii) shipment has occurred causing the buyer to be obligated to pay for product, (iii) the buyer has economic substance apart from the seller, and (iv) there is no significant obligation for future performance to directly bring about the resale of the product by the buyer as required by ASC 605 – Revenue Recognition. Cost of sales, rebates and discounts are recorded at the time of revenue recognition or at each financial reporting date. For the six months ended September 30, 2018 and 2017 the Company reported revenues of $1,380  and $0, respectively, respectively.

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivable are presented net of an allowance for doubtful accounts of $143 and $36 at September 30, 2018, and March 31, 2018, respectively.

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There was $143,180 and $148,767 in cash and cash equivalents as of September 30, 2018, and March 31, 2018, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of September 30, 2018, the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation,” which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of September 30, 2018, the Company has not implemented an employee stock-based compensation plan.

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

Inventory – Substantially all inventory consists of finished goods and are valued based upon first-in first-out ("FIFO") cost, not in excess of market. The cost of our inventory includes the amount we pay to our suppliers to acquire inventory, freight costs incurred in connection with the delivery of product to our distribution centers.  Net realizable value represents the estimated selling price less all estimated costs of completion and costs to be incurred in marketing, selling and distribution. The Company evaluates potentially excess and slow-moving inventories on a quarterly basis by evaluating turn rates, inventory levels and other factors, and records lower of cost or market reserves for such identified excess and slow-moving inventories. As of September 30, 2018, and March 31, 2018, no such reserve had been recorded.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

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

Recently Issued Accounting Pronouncements – The Company has evaluated the all recent accounting pronouncements through ASU 2018-18, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows except as discussed below.

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

4. INVENTORY

Inventory consist of the following as of September 30, 2018 and March 31, 2018:

	September 30, 2018	March 31, 2018
Raw materials	$—	$—
Finished Goods	99,727	100,413
Total	$99,727	$100,413

5. PREPAID EXPENSES

Prepaid expenses consist of the following as of September 30, 2018 and March 31, 2018:

	September 30, 2018	March 31, 2018
Prepaid Marketing	$27,068	$59,568
Total prepaid expenses	$27,068	$59,568

6. INTANGIBLE ASSETS

Patents and trademarks and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives.

Intangible assets consist of the following as of September 30, 2018 and March 31, 2018:

	September 30, 2018	March 31, 2018
Patents and trademarks	920	920
Website	5,000	—
Less: accumulated depreciation	(552)	(24)
Fixed assets, net of accumulated depreciation	5,368	896

Amortization expense for the six months ended September 30, 2018 and 2017 was $528 and $0, respectively.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

7. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:	September 30, 2018

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

During the six months ending September 30, 2018 the Company recorded interest of $10,093

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $112,447 during the six months ended September 30, 2018.

$167,750
Unamortized debt discount	(35,025)
Total, net of unamortized discount	132,725

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

During the six months ending September 30, 2018 the Company recorded interest of $5,901.

On July 6, 2018 the Company executed an amendment to the promissory note to cure certain events of default in which it agreed to increase the principal balance of the note by $37,500 and pay $25,000 in principal to the lender within 5 days of execution of the amendment. The company treated the amendment as a debt modification under ASC 470 and recorded a corresponding loss on debt modification of $37,500.

In July 2018, the Company made principal and interest payments of $60,000 on the outstanding convertible note with EMA financial, LLC.

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $126,572  during the six months ended September 30, 2018.

102,500
Unamortized debt discount	(23,599)
Total, net of unamortized discount	78,901

Adar Bays, LLC July 2, 2018 Secured Convertible Note

On July 2, 2018 we entered into a Secured Convertible note with Adar Bays, LLC (“Adar”) pursuant to which we issued a convertible promissory note, dated July 2, 2018 in the principal amount of $150,000 (the “July 2, 2018 Adar Note”).

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

We can pay the note in cash within the first six months of issuance, we have no right to prepay the July 2, 2018 Adar Note six months and one day after issuance.

The July 2, 2018 Adar Note contains customary default events which, if triggered and not timely cured, will result in default interest and penalties.

During the six months ending September 30, 2018 the Company recorded interest of $3,699.

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $36,986 during the six months ended September 30, 2018.

150,000
Unamortized debt discount	(113,014)
Total, net of unamortized discount	36,986

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

During the six months ending September 30, 2018 the Company recorded interest of $2,441.

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $24,411 during the six months ended September 30, 2018.

110,000
Unamortized debt discount	(85,589)
Total, net of unamortized discount	24,411

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

During the six months ending September 30, 2018 the Company recorded interest of $1,973.

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $19,726 during the six months ended September 30, 2018.

100,000
Unamortized debt discount	(80,274)
Total, net of unamortized discount	19,726

Adar Bays, LLC July 23, 2018 Secured Convertible Note

On July 23, 2018 we entered into a Secured Convertible note with Adar Bays, LLC (“Adar”) pursuant to which we issued a convertible promissory note, dated July 23, 2018 in the principal amount of $50,000 (the “Adar Note”).

The Adar Note, is due July 23, 2019, bears interest at the rate of 10% per annum. All principal and accrued interest on the Adar Note is convertible into shares of our common stock at the election of Adar at any time at a conversion price equal to a 50% discount to the lowest trading or lowest closing bid price for our common stock during the 25-trading day period immediately prior to conversion.

We have the right to prepay the Adar Note within 90 days of the closing date at a premium of 135% of all amounts owed to Adar and at a premium of 150% if prepaid more than 90 but less than 180 days following the closing date. We have no right to prepay the Adar Note more than 180 days after the closing date.

The Adar Note contains customary default events which, if triggered and not timely cured, will result in default interest and penalties.

During the six months ending September 30, 2018 the Company recorded interest of $945.

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $9,452 during the six months ended September 30, 2018.

50,000
Unamortized debt discount	(40,548)
Total, net of unamortized discount	9,452

Total	$302,201

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

The following table presents a summary of the Company’s derivative liabilities associated with its convertible notes as of September 30, 2018:

Amount
Balance March 31, 2017	—
Debt discount originated from derivative liabilities	262,500
Initial loss recorded	170,924
Adjustment to derivative liability due to debt settlement	—
Change in fair market value of derivative liabilities	296,313
Balance March 31, 2018	$729,737
Debt discount originated from derivative liabilities	349,050
Initial loss recorded	409,237
Adjustment to derivative liability due to debt settlement	—
Change in fair market value of derivative liabilities	1,272,178
Balance September 30, 2018	$2,760,202

The Black-Scholes model utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible notes and at March 31, 2018 and September 30, 2018:

Fair value assumptions – derivative notes:	February 23, 2018	February 26, 2018	March 31, 2018	July 2, 2018	July 11, 2018	July 20, 2018	July 23, 2018	September 30, 2018
Risk free interest rate	2.02%	2.03%	2.09%	2.34%	2.36%	2.41%	2.42%	2.59%
Expected term (years)	1.0	.75	0.66 -.90	1.0	1.0	1.0	1.0	0.16-0.81
Expected volatility	188.62%	188.72%	199.58%	170.90%	171.08%	172.31%	172.42%	192.16%
Expected dividends	0	0	0	0	0	0	0	0

8. LOANS PAYABLE

On January 8, 2018, the Company and four lenders assigned the rights and obligations of a total of $174,500 in promissory notes to a new lender, the terms of the note were unchanged. The notes bear interest at a rate of 5% per annum and is due within two business days of demand notice. During the six months ending September 30, 2018 the Company recorded interest of $4,361.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

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

As of September 30, 2018, there were 90,000,000 shares of common stock issued and outstanding.

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

On November 8, 2018, the Company and Pharma GP APS, a Denmark corporation controlled by our CEO (“Pharma GP”) and its sole shareholder, 9 Heroes APS, a Denmark corporation controlled by our CEO entered into a release and termination agreement. In accordance with the agreement all parties are mutually released from there commitments under the April 19, 2017 agreement.

10. RELATED PARTY TRANSACTIONS

In connection with an assumption of the debt agreement the Company executed a $32,608 promissory note with Mr. Anderson which bears interest at a rate of 10% per annum. During the six months ending September 30, 2018 the Company recorded interest of $1,635.

During the six months ending September 30, 2018, Gert Anderson, the President and CEO of the Company advanced $14,791 to the Company to pay expenses on behalf of the Company. As of September 30, 2018, $65,157 in advances remain outstanding. The advances bear no interest, are unsecured, and are due on demand.

On July 16, 2018 the Company made a payment of $133,284 to Pharma GP, an entity controlled by our CEO to settle amounts owned under outstanding accounts payable.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

11. ROYALTY AGREEMENT

License agreement

On April 4, 2017, we entered into a license agreement (the “License Agreement”) with Pharma GP APS, a Company controlled by our CEO. (“Pharma GP”) and acquired an exclusive license to sell certain cosmetic products or ingredients covered by United States Patent No. US 8,637,075 in the territory of the United States.

For the license, we agreed to pay to GP a royalty of eight percent (8%) on the selling price (irrespective of any taxes, custom duties, costs of insurance, transportation costs or other costs) for all licensed product we sell in the United States (if in excess of the agreed minimum royalty), or pay the agreed minimum royalty of $10,000 per month. During the six months ending September 30, 2018 , the Company recorded royalty expense of $60,000 related to this agreement.

Under the License Agreement, we have the ability to sublicense to third parties under the royalty arrangement described above.

12. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet through the issuance date of these financial statements in accordance with FASB ASC 855 and has determined that there are no such events that would require adjustment to, or disclosure in, the financial statements except as disclosed below.

Power UP Lending Group Convertible Note – October 15, 2018

On October 15, 2018 we entered into a Convertible note with Power UP Lending Group LTD (“Power UP”) pursuant to which we issued a convertible promissory note, dated October 15, 2018 in the principal amount of $128,000 (the “Power UP Note”).

The Power UP Note, is due October 15, 2019, bears interest at the rate of 8% per annum. All principal and accrued interest on the Power UP Note is convertible into shares of our common stock 180 days following October 15, 2018 at a conversion price equal to a 37% discount to the lowest trading or lowest closing bid price for our common stock during the 15-trading day period immediately prior to conversion.

We have the right to prepay the Power UP Note within 30 days of the closing date at a premium of 112% of all amounts owed to Power UP and at a premium of 117% if prepaid more than 31 but less than 60 days following the closing date and at a premium of 122% if prepaid more than 61 but less than 90 days following the closing date and at a premium of 127% if prepaid more than 91 but less than 120 days following the closing date and at a premium of 132% if prepaid more than 121 but less than 150 days following the closing date and at a premium of 137% if prepaid more than 151 but less than 180 days following the closing date. We have no right to prepay the Power UP Note more than 180 days after the closing date.

The Power UP Note contains customary default events which, if triggered and not timely cured, will result in default interest and penalties.

Power UP Lending Group Convertible Note – November 6, 2018

On October 15, 2018 we entered into a Convertible note with Power UP Lending Group LTD (“Power UP”) pursuant to which we issued a convertible promissory note, dated October 15, 2018 in the principal amount of $53,000 (the “Power UP Note-2”).

The Power UP Note-2, is due November 6, 2019, bears interest at the rate of 8% per annum. All principal and accrued interest on the Power UP Note-2 is convertible into shares of our common stock 180 days following October 15, 2018 at a conversion price equal to a 39% discount to the lowest trading or lowest closing bid price for our common stock during the 15-trading day period immediately prior to conversion.

We have the right to prepay the Power UP Note within 30 days of the closing date at a premium of 112% of all amounts owed to Power UP and at a premium of 117% if prepaid more than 31 but less than 60 days following the closing date and at a premium of 122% if prepaid more than 61 but less than 90 days following the closing date and at a premium of 127% if prepaid more than 91 but less than 120 days following the closing date and at a premium of 132% if prepaid more than 121 but less than 150 days following the closing date and at a premium of 137% if prepaid more than 151 but less than 180 days following the closing date. We have no right to prepay the Power UP Note more than 180 days after the closing date.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

The Power UP Note contains customary default events which, if triggered and not timely cured, will result in default interest and penalties.

Termination of Stock purchase agreement – November 8, 2018

As previously disclosed, on April 19, 2017, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Pharma GP APS, a Denmark corporation (“Pharma GP”) and its sole shareholder, 9 Heroes APS, a Denmark corporation, pursuant to which we agreed to purchase all of the outstanding shares of Pharma GP for the purchase price of $6,000,000.00, payable as $3,000,000.00 in cash and the balance in shares of our common stock.

The closing of the Purchase Agreement was originally scheduled to occur on May 31, 2017; however, we have been unable to raise money needed to pay the purchase price under the Purchase Agreement; As a result of the difficulties in raising capital to finance the Purchase Agreement transaction, the parties have decided to terminate and release each other and otherwise settle, compromise, dispose of, and release with finality, all claims, demands and causes of action, arising out of the Purchase Agreement dated April 19, 2017.

As such, on November 8, 2019, the parties entered into a Termination and Release Agreement (the “Termination Agreement”) to terminate the Purchase Agreement and release each other from the obligations under the Purchase Agreement.

Asset Purchase Agreement – November 8, 2018

Also on November 8, 2018, we entered into an Asset Purchase Agreement with 9 Heroes APS, a Denmark corporation that is controlled by our CEO, Gert Andersen, to purchase certain patents applications and intellectual property. We formed a new wholly owned subsidiary, Vilacto BioIP, LLC, to hold the assets acquired in the Asset Purchase Agreement.

The patent applications and intellectual property include the following:

  United States Patent Application # 8,637,075 entitled “Colostrum Composition”;
  European Patent Application # EP2341916 entitled “Colostrum Composition”;
  Hong Kong Patent Application # HK1159997 entitled “Colostrum Composition”; and
  Canada Patent Application # 2,773,277 entitled “Colostrum Composition.”

These patent applications are describing the particle, development and use, of a nanoparticle composition comprised of (1) colostrum and (2) at least one agent selected from a group of hydrocolloids, such as hyaluronic acid, which is useable for a wide range of applications. We also secured domains names including Lactoactive and Vilact.

In consideration for the assets, we agreed to pay 9 Heroes APS the purchase price of $3,360,000 USD, payable in an 8% secured promissory note (the “Note”) with a face amount of $2,000,000 and the balance in our common stock, consisting of 8,500,000 shares of our common stock. We closed the transaction on November 8 2018.

The Note matures in five years from execution, is convertible into common shares equal to the average of the closing market prices for our common stock on the OTCQB during five (5) trading days immediately preceding the due date for such payment, and is secured by all assets of our company.

We plan to use the assets acquired to expand the reach of our opportunities in doing business internationally. We currently only have a license from Pharma GP to reach customers in the United States. By acquiring these patent applications, we are better presented as a company with international IP solutions, which we believe will make us more attractive as an international biotech/pharma company and developer.

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

As previously disclosed, on April 19, 2017, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Pharma GP APS, a Denmark corporation (“Pharma GP”) and its sole shareholder, 9 Heroes APS, a Denmark corporation, pursuant to which we agreed to purchase all of the outstanding shares of Pharma GP for the purchase price of $6,000,000.00, payable as $3,000,000.00 in cash and the balance in shares of our common stock.

The closing of the Purchase Agreement was originally scheduled to occur on May 31, 2017; however, we have been unable to raise money needed to pay the purchase price under the Purchase Agreement;

As a result of the difficulties in raising capital to finance the Purchase Agreement transaction, the parties have decided to terminate and release each other and otherwise settle, compromise, dispose of, and release with finality, all claims, demands and causes of action, arising out of the Purchase Agreement dated April 19, 2017.

As such, on November 8, 2018, the parties entered into a Termination and Release Agreement (the “Termination Agreement”) to terminate the Purchase Agreement and release each other from the obligations under the Purchase Agreement.

Also on November 8, 2018, we entered into an Asset Purchase Agreement with 9 Heroes APS, a Denmark corporation that is controlled by our CEO, Gert Andersen, to purchase certain patents applications and intellectual property. We formed a new wholly owned subsidiary, Vilacto BioIP, LLC, to hold the assets acquired in the Asset Purchase Agreement.

The patent applications and intellectual property include the following:

▪	United States Patent Application # 8,637,075 entitled “Colostrum Composition”;
▪	European Patent Application # EP2341916 entitled “Colostrum Composition”;
▪	Hong Kong Patent Application # HK1159997 entitled “Colostrum Composition”; and
▪	Canada Patent Application # 2,773,277 entitled “Colostrum Composition.”

These patent applications are describing the particle, development and use, of a nanoparticle composition comprised of (1) colostrum and (2) at least one agent selected from a group of hydrocolloids, such as hyaluronic acid, which is useable for a wide range of applications. We also secured domains names including Lactoactive and Vilact.

In consideration for the assets, we agreed to pay 9 Heroes APS the purchase price of $3,360,000 USD, payable in an 8% secured promissory note (the “Note”) with a face amount of $2,000,000 and the balance in our common stock, consisting of 8,500,000 shares of our common stock. We closed the transaction on November 8, 2018.

The Note matures in five years from execution, is convertible into common shares equal to the average of the closing market prices for our common stock on the OTCQB during five (5) trading days immediately preceding the due date for such payment, and is secured by all assets of our company.

We plan to use the assets acquired to expand the reach of our opportunities in doing business internationally. We currently only have a license from Pharma GP to reach customers in the United States. By acquiring these patent applications we are better presented as a company with international IP solutions, which we believe will make us more attractive as an international biotech/pharma company and developer.

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

Results of Operation for Three Months Ended September 30, 2018 and 2017

Revenues

We generated $950 in revenue for the three months ended September 30, 2018, as compared with $0 for the three months ended September 30, 2017. We generated $1,380 in revenue for the six months ended September 30, 2018, as compared with $0 for the six months ended September 30, 2017. We can provide no assurance that we will generate sufficient revenues from our skin care business to sustain a viable business operation. We recently entered into an Asset Purchase Agreement that we believe will increase our revenues as we are now able to reach internationally with products supported by our newly acquired patent applications. These new products are expected to include an anti-aging cosmetic line, creams for psoriasis and diabetes creams. We are also working in patch and glue for patch/band aids.

Operating Expenses

Operating expenses increased to $111,306 for the three months ended September 30, 2018 from $57,235 for the three months ended September 30, 2017. Operating expenses increased to $228,986 for the six months ended September 30, 2018 from $129,035 for the six months ended September 30, 2017.

Our operating expenses for the six months ended September 30, 2018 mainly consisted of general and administrative expenses of $117,173, royalty expense of $60,000 and professional fees of $51,139. Our operating expenses for the six months ended September 30, 2017 consisted of royalty expense of $60,000, professional fees of $34,782 and general and administrative expenses of $34,253.

Other Expenses

We had other expenses of $2,213,670 for the three months ended September 30, 2018, compared with other expenses of $1,626 for the three months ended September 30, 2017. We had other expenses of $2,043,677 for the six months ended September 30, 2018, compared with other expenses of $2,856 for the six months ended September 30, 2017.

Our other expenses for the six months ended September 30, 2018 is mainly the result of a $1,643,915 loss on derivative liabilities and $362,262 in interest expense. Our other expenses for the same period ended 2017 is a result of interest expense.

We expect that interest expenses will increase in future quarters as we take on more debt to fund out operations.

Net Loss

We recorded a net loss for the three months ended September 30, 2018 of $2,324,681 compared to a net loss of $58,861 for the three months ended September 30, 2017. We recorded a net loss for the six months ended September 30, 2018 of $2,272,168 compared to a net loss of $131,891 for the six months ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had current assets of $270,118 consisting of cash, accounts receivable, inventory and prepaid expenses. Our total current liabilities as of September 30, 2018 were $3,491,606. We therefore had a working capital deficit of $3,221,488 of September 30, 2018.

Operating activities used $296,244 in cash for the six months ended September 30, 2018, as compared with cash used of $100,151 for the same period ended 2017. Our negative operating cash flow for the six month ended September 30, 2018 was mainly the result of our net loss for the period, offset by the loss on derivative liability. In contract, our negative operating cash flow for the six month ended September 30, 2017 was mainly the result of an increase in inventory and net loss for the period, offset by a decrease in accounts payable.

Investing activities used $13,184 in cash for the six months ended September 30, 2018, as a result of the purchase of fixed and intangible assets. We had no cash used in investing activities for the same period ended 2017.

Financing activities provided $303,841 for the six months ended September 30, 2018, as compared with cash provided of $80,359 for the same period ended 2017. Our positive financing cash flow for the three months ended September 30, 2018 was mainly the result of proceeds from convertible notes and related party advances. Our positive financing cash flow for the six months ended September 30, 2017 was mainly the result of advances from related parties and proceeds from promissory notes.

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

Off Balance Sheet Arrangements

As of September 30, 2018, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate our continuation as a going concern. However, we have limited revenues as of September 30, 2018. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued 8.500,000 shares of our common stock to 9 Heroes APS in connection with the Asset Purchase Agreement we entered into on November 8, 2018.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vilacto Bio, Inc.
Date:	November 19, 2018
By:	/s/ Gert Andersen
Gert Andersen
Title:	President, Chief Executive Officer, and Director

