Form 10-Q
period 2018-12-31
Vilacto Bio Inc.
filed 2019-02-19
CIK 1576724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 165,337,316 common shares as of February 13, 2019

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2018 (unaudited) and March 31, 2018;
F-2	Statements of Operations for the three and nine months ended December 31, 2018 and 2017 (unaudited);
F-3	Statement of Stockholders’ Deficit as of December 31, 2018;
F-4	Statements of Cash Flows for the nine months ended December 31, 2018 and 2017 (unaudited); and
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

VILACTO BIO INC.

BALANCE SHEETS

(UNAUDITED)

	December 31, 2018	March 31, 2018
ASSETS
Current assets
Cash	$127,890	$148,767
Accounts receivable	43	36
Inventory	121,544	100,413
Prepaid expenses	10,684	59,658
Total current assets	260,161	308,874

Fixed assets, net	11,902	—
Intangible assets, net	139,532	896

Total assets	411,595	309,770

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$168,184	$35,780
Due to related parties	68,106	240,952
Convertible loans	535,662	32,607
Derivative liabilities	1,635,995	729,737
Loans	174,000	174,000
Loans from related parties	2,032,608	32,608
Total current liabilities	4,614,555	1,245,684

Total liabilities	4,614,555	1,245,684

Stockholders' equity (deficit)
Common stock; $0.001 par value; 1,125,000,000 shares authorized; 110,440,000 and 90,000,000 shares issued and outstanding as of December 31, 2018 and March 31, 2018, respectively	110,440	90,000
Additional paid-in capital	2,034,619	(22,000)
Accumulated earnings (deficit)	(6,348,019)	(1,003,914)
Total stockholders' equity (deficit)	(4,202,960)	(935,914)

Total liabilities and stockholders' equity (deficit)	$411,595	$309,770

The accompanying notes are an integral part of these financial statements.

VILACTO BIO INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2018

Revenues	$1,260	$322	$2,640	$—

Cost of revenues	659	103	1,544	—

Gross profit	601	219	1,096	—

Operating expenses
Royalty expense	10,000	30,000	70,000	90,000
Professional fees	356,337	22,247	407,476	57,029
General and administrative expenses	99,684	46,784	216,857	81,037
Depreciation and amortization expense	3,392	9	4,066	9
Total operating expenses	469,413	99,040	698,399	228,075

Loss from operations	(468,812)	(98,821)	(697,303)	(228,075)

Other income (expense)
Gain (loss) on derivative liabilities	1,010,257	—	(633,658)	—
Loss on disposal of assets	(6,118)	—	(6,118)	—
Loss on aquistion of related party assets	(3,242,070)	—	(3,242,070)	—
Loss on debt modification	—	—	(37,500)	—
Interest expense	(365,194)	(2,625)	(727,456)	(5,481)
Total other income (expense)	(2,603,125)	(2,625)	(4,646,802)	(5,481)

Net income (loss)	$(3,071,937)	$(101,446)	$(5,344,105)	$(233,556)

Basic income (loss) per common share	$(0.03)	$(0.00)	$(0.06)	$(0.00)

Basic weighted average common shares outstanding	97,770,330	90,000,000	92,571,273	90,000,000

 The accompanying notes are an integral part of these financial statements.

 VILACTO BIO INC.

STATEMENT OF STOCKHOLDERS DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, March 31, 2017	90,000,000	90,000	(22,000.00)	(110,797)	(42,797)
Net loss	0	0	0	(893,117)	(893,117)
Balance, March 31, 2018	90,000,000	90,000	(22,000)	(1,003,914)	(935,914)
Shares issued to related party to acquire intangible assets	8,500,000	8,500	1,368,500	—	1,377,000
Shares issued upon conversion of debts	4,440,000	4,440	367,386	—	371,826
Shares issued for services	7,500,000	7,500	320,733	—	328,233
Net loss	0	0	0	(5,344,105)	(5,344,105)
Balance, December 31, 2018	110,440,000	110,440	2,034,619	(6,348,019)	(4,202,960)

The accompanying notes are an integral part of these financial statements.

VILACTO BIO INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	December 31, 2018	December 31, 2017
Cash Flows from Operating Activities
Net income (loss)	$(5,344,105)	$(233,337)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,066	9
Loss on acquisition of related party assets	3,242,070	—
Loss on derivative liability	633,658	—
Loss on disposal of assets	6,118	—
Loss on debt modification	37,500	—
Stock based compensation	328,233	—
Amortization of debt discount	617,086	—
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(7)	(70)
(Increase) decrease in prepaid expense	48,974	(64,775)
(Increase) decrease in inventory	(21,131)	(133,876)
Increase (decrease) in accounts payable	(35,337)	211,379
Net cash from operating activities	(482,875)	(220,670)

Cash Flows from investing
Purchase of fixed assets	(19,292)	—
Purchase of intangible assets	(6,500)	(920)
Net cash used in investing activities	(25,792)	(920)

Cash Flows from Financing Activities
Proceeds from promissory notes	—	151,500
Proceeds from convertible notes, net of debt issuance costs	530,050	—
Payments on convertible notes	(60,000)	—
Advance from related parties	17,740	55,389
Net cash from financing activities	487,790	206,889

Net increase (decrease) in Cash	(20,877)	(14,701)

Beginning cash balance	148,767	22,020

Ending cash balance	$127,890	$7,319

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these financial statements.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $6,348,019 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

Revenue Recognition – Upon adoption of ASC Topic 606, the Company revised its accounting policy on revenue recognition from the policy provided in the Notes to Consolidated Financial Statements included in our March 31, 2018 10-K. The revised accounting policy on revenue recognition is provided below.

We recognize revenue on agreements for the products we sell on a standardized basis for sale to the market at a point in time. We recognize revenue at the point in time that the customer obtains control of the good. We use proof of delivery for large orders, whereas the delivery of most of our products is estimated based on historical averages of in-transit periods (i.e., time between shipment and delivery).

In situations where arrangements include customer acceptance provisions based on seller or customer-specified objective criteria, we recognize revenue when we have concluded that the customer has control of the goods and that acceptance is likely to occur. We generally do not provide for anticipated losses on point in time transactions prior to transferring control of the equipment to the customer.

For the nine months ended December 31, 2018 and 2017 the Company reported revenues of $2,640 and $322 respectively, respectively.

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivable are presented net of an allowance for doubtful accounts of $0 and $36 at December 31, 2018, and March 31, 2018, respectively.

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There was $127,890 and $148,767 in cash and no cash equivalents as of December 31, 2018, and March 31, 2018, respectively.

Concentration Risk – At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of December 31, 2018, the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation,” which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of December 31, 2018, the Company has not implemented an employee stock-based compensation plan.

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

Inventory – Substantially all inventory consists of finished goods and are valued based upon first-in first-out ("FIFO") cost, not in excess of market. The cost of our inventory includes the amount we pay to our suppliers to acquire inventory, freight costs incurred in connection with the delivery of product to our distribution centers.  Net realizable value represents the estimated selling price less all estimated costs of completion and costs to be incurred in marketing, selling and distribution. The Company evaluates potentially excess and slow-moving inventories on a quarterly basis by evaluating turn rates, inventory levels and other factors, and records lower of cost or market reserves for such identified excess and slow-moving inventories. As of December 31, 2018, and March 31, 2018, no such reserve had been recorded.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Recently Issued Accounting Pronouncements – In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which modifies the accounting for share-based payment awards issued to nonemployees to largely align it with the accounting for share-based payment awards issued to employees. ASU 2018-07 is effective for us for annual periods beginning October 1, 2019. We do not expect the adoption of the standard will impact our financial position or results of operations.

The Company has evaluated all other recent accounting pronouncements, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

4. INVENTORY

Inventory consist of the following as of December 31, 2018 and March 31, 2018:

	December 31, 2018	March 31, 2018
Raw materials	$—	$—
Finished Goods	121,544	100,413
Total	$121,544	$100,413

5. PREPAID EXPENSES

Prepaid expenses consist of the following as of December 31, 2018 and March 31, 2018:

	December 31, 2018	March 31, 2018
Prepaid Marketing	$10,684	$59,568
Total prepaid expenses	$10,684	$59,568

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

6. INTANGIBLE ASSETS

Patents and trademarks and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives.

Intangible assets consist of the following as of December 31, 2018 and March 31, 2018:

	December 31, 2018	March 31, 2018
Patents and trademarks	135,850	920
Website	6,500	—
Less: accumulated amortization	(2,818)	(24)
Intangible assets, net of accumulated amortization	139,532	896

Amortization expense for the nine months ended December 31, 2018 and 2017 was $2,794 and $9, respectively. The Company expects to incur approximately $13,724 in amortization expense related to its intangible assets on an annual basis over the next 10 years.

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

In accordance with US GAAP the Company recorded the assets on the books of the Company at costs basis due to fact that our CEO commonly controlled both entities involved in the transaction. The difference between the historical costs basis of the assets and the fair value of the consideration paid has been recorded as a loss on assets acquired from related parties of $3,242,070.

The Note matures in five years from execution. Interest is due and payable on a semi annual basis with the first payment due on January 1, 2019 and future payments due every six-months afterwards until maturity. At the sole option of the note holder interest may be converted into the Company’s common stock. The conversion price shall be equal to the average of the closing market prices for the Company’s common stock on the OTCQB during the five (5) trading days immediately preceding the due date for such payment. The note is secured by all assets of our company.

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

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

7. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:	December 31, 2018

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

As of December 31, 2018, the note holder had converted $13,775 in Principal and $19,115 in interest and fees into 1,140,000 shares of the Company’s common stock. (See note 9 for additional details.)

During the nine months ending December 31, 2018 the Company recorded interest of $16,612.

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $147,472 during the nine months ended December 31, 2018.

$167,750
Unamortized debt discount	—
Total, net of unamortized discount	154,005

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

The EMA Note contains customary default events which, if triggered and not timely cured, will result in default interest and penalties. As a result of claimed defaults, the promissory notes discount conversion rate was increased to a 80% discount to the lowest trading or lowest closing bid price for our common stock during the 25-trading day period immediately prior to conversion

On July 6, 2018 the Company executed an amendment to the promissory note to cure certain events of default in which it agreed to increase the principal balance of the note by $37,500 and pay $25,000 in principal to the lender within 5 days of execution of the amendment. The company treated the amendment as a debt modification under ASC 470 and recorded a corresponding loss on debt modification of $37,500.

During the three months ending December 31, 2018 the Company incurred penalties of approximately $120,533 which were added to the principal total owed under the promissory note.

Pursuant to the Registration Rights Agreement, we are required to register 30,000,000 shares into which the EMA Note may be converted.

As of December 31, 2018, the note holder had converted $61,841 in Principal and $6,350 in interest and fees into 8,300,000 shares of the Company’s common stock. (See note 9 for additional details.)

During the nine months ending December 31, 2018 the Company recorded interest of $11,173.

In July 2018, the Company made principal and interest payments of $60,000 on the outstanding convertible note with EMA financial, LLC.

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $138,936 during the nine months ended December 31, 2018.

176,747
Unamortized debt discount	(11,235)
Total, net of unamortized discount	165,512

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

During the nine months ending December 31, 2018 the Company recorded interest of $8,712.

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $74,795 during the nine months ended December 31, 2018.

150,000
Unamortized debt discount	(75,205)
Total, net of unamortized discount	74,795

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

During the nine months ending December 31, 2018 the Company recorded interest of $6,118.

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $52,137 during the nine months ended December 31, 2018.

110,000
Unamortized debt discount	(57,863)
Total, net of unamortized discount	52,137

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

During the nine months ending December 31, 2018 the Company recorded interest of $5,315.

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $44,932 during the nine months ended December 31, 2018.

100,000
Unamortized debt discount	(55,069)
Total, net of unamortized discount	44,932

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

During the nine months ending December 31, 2018 the Company recorded interest of $2,616.

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $22,055 during the nine months ending December 31, 2018.

50,000
Unamortized debt discount	(27,945)
Total, net of unamortized discount	22,055

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

During the nine months ending December 31, 2018 the Company recorded interest of $3,002.

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $27,997 during the nine months ending December 31, 2018.

128,000
Unamortized debt discount	(100,003)
Total, net of unamortized discount	27,997

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

During the nine months ending December 31, 2018 the Company recorded interest of $987.

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $8,726 during the nine months ending December 31, 2018.

53,000
Unamortized debt discount	(44,274)
Total, net of unamortized discount	8,726

Total	$550,158

F-10

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

The following table presents a summary of the Company’s derivative liabilities associated with its convertible notes as of December 31, 2018:

Amount
Balance March 31, 2017	$—
Debt discount originated from derivative liabilities	262,500
Initial loss recorded	170,924
Adjustment to derivative liability due to debt settlement	—
Change in fair market value of derivative liabilities	296,313
Balance March 31, 2018	$729,737
Debt discount originated from derivative liabilities	530,050
Initial loss recorded	473,113
Adjustment to derivative liability due to debt settlement	(288,950)
Change in fair market value of derivative liabilities	192,045
Balance December 31, 2018	$1,635,995

The Black-Scholes model utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible notes, at March 31, 2018 and at December 31, 2018:

Fair value assumptions – derivative notes:	February 23, 2018	February 26, 2018	March 31, 2018	July 2, 2018	July 11, 2018	July 20, 2018	July 23, 2018	October 15, 2018	November 6, 2018	December 31, 2018
Risk free interest rate	2.02%	2.03%	2.09%	2.34%	2.36%	2.41%	2.42%	2.67%	2.72%	2.56%
Expected term (years)	1.0	.75	0.66 -.90	1.0	1.0	1.0	1.0	1.0	1.0	0.01-0.84
Expected volatility	188.62%	188.72%	199.58%	170.90%	171.08%	172.31%	172.42%	198.49%	202.93%	202.35%
Expected dividends	0	0	0	0	0	0	0	0	0	0

8. LOANS PAYABLE

On January 8, 2018, the Company and four lenders assigned the rights and obligations of a total of $174,500 in promissory notes to a new lender, the terms of the note were unchanged. The notes bear interest at a rate of 5% per annum and is due within two business days of demand notice. During the nine months ending December 31, 2018 the Company recorded interest of $7,269.

F-11

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

9. STOCKHOLDERS’ EQUITY

Overview

As of December 31, 2018, the Company is authorized to issue 1,125,000,000 shares of $0.001 par value common stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

As of December 31, 2018, there were 110,440,000 shares of common stock issued and outstanding.

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

Stock issued for services.

On December 3, 2018, the Company issued a total of 1,500,000 shares of the Company’s common stock to a consultant for services to be rendered over 12 months. The shares were valued at $0.115 per share or $172,500. The Company will record the expense evenly over the 12 month service period. During the nine months ended December 31, 2018 the Company recorded $13,232 as professional fees expense.

On December 11, 2018, the Company issued a total of 6,000,000 shares of the Company’s common stock to three directors of the Company for services rendered. The shares were evenly distributed and as a result each director received 2,000,000 shares. The shares were valued at $0.0525 per share or $315,000 which was recorded as professional fees expense.

Stock issued upon conversion of debts.

On November 20, 2018, a Lender converted a total of $5,996 of principal, interest and fees associated with a Convertible Promissory note into 200,000 shares of the Company’s common stock at an effective conversion price of $0.03 per share.

On November 23, 2018, a Lender converted a total of $6,000 of principal, interest and fees associated with a Convertible Promissory note into 100,000 shares of the Company’s common stock at an effective conversion price of $0.06 per share.

On December 4, 2018, a Lender converted a total of $6,370 of principal, interest and fees associated with a Convertible Promissory note into 140,000 shares of the Company’s common stock at an effective conversion price of $0.0455 per share.

On December 4, 2018, a Lender converted a total of $10,920 of principal, interest and fees associated with a Convertible Promissory note into 600,000 shares of the Company’s common stock at an effective conversion price of $0.0182 per share.

On December 7, 2018, a Lender converted a total of $33,100 of principal, interest and fees associated with a Convertible Promissory note into 2,500,000 shares of the Company’s common stock at an effective conversion price of $0.0132 per share.

On December 11, 2018, a Lender converted a total of $13,240 of principal, interest and fees associated with a Convertible Promissory note into 400,000 shares of the Company’s common stock at an effective conversion price of $0.0331 per share.

On December 20, 2018, a Lender converted a total of $7,250 of principal, interest and fees associated with a Convertible Promissory note into 500,000 shares of the Company’s common stock at an effective conversion price of $0.0145 per share.

F-12

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

10. RELATED PARTY TRANSACTIONS

In connection with an assumption of the debt agreement the Company executed a $32,608 promissory note with Mr. Anderson which bears interest at a rate of 10% per annum. During the nine months ending December 31, 2018 the Company recorded interest of $2,725.

During the nine months ending December 31, 2018, Gert Anderson, the President and CEO of the Company advanced $17,740 to the Company to pay expenses on behalf of the Company. As of December 31, 2018, $68,106 in advances remain outstanding. The advances bear no interest, are unsecured, and are due on demand.

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

For the license, we agreed to pay to GP a royalty of eight percent (8%) on the selling price (irrespective of any taxes, custom duties, costs of insurance, transportation costs or other costs) for all licensed product we sell in the United States (if in excess of the agreed minimum royalty) or pay the agreed minimum royalty of $10,000 per month. During the nine months ending December 31, 2018, the Company recorded royalty expense of $70,000 related to this agreement.

Under the License Agreement, we have the ability to sublicense to third parties under the royalty arrangement described above.

On November 8, 2018, the Royalty agreement was cancelled as a result of the assets purchase described in Note 6. (See note 6 for additional details.)

12. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet through the issuance date of these financial statements in accordance with FASB ASC 855 and has determined that there are no such events that would require adjustment to, or disclosure in, the financial statements except as disclosed below.

On January 3, 2019, a Lender converted a total of $7,500 of principal, interest and fees associated with a Convertible Promissory note into 2,500,000 shares of the Company’s common stock at an effective conversion price of $0.003 per share.

On January 28, 2018, the Company filed a certificate of amendment (the “Amendment”) with the Nevada Secretary of State to increase the Company’s authorized common stock, par value $0.001 per share, from 1,125,000,000 shares to 4,000,000,000 shares. The Amendment also created a class of 10,000,000 shares of blank check preferred stock, par value $0.001 per share.

On January 29, 2019, pursuant to Article III of our Articles of Incorporation, our Board of Directors voted to designate a class of preferred stock entitled Series A Preferred Stock, consisting of up 3,000,000 shares, par value $0.001. Under the Certificate of Designation, holders of Series A Preferred Stock will participate on an equal basis per-share with holders of our common stock in any distribution upon winding up, dissolution, or liquidation. Holders of Series A Preferred Stock are entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of 1,000 votes for each share held. Holders of Series A Preferred Stock are entitled to convert each share held for 10 shares of common stock.

On January 29, 2019, we issued to Mr. Gert Andersen 3,000,000 shares of our newly created Series A Preferred Stock in exchange for 30,000,000 shares of common stock held by Mr. Andersen.

On January 29, 2019, a Lender converted a total of $10,675 of principal, interest and fees associated with a Convertible Promissory note into 2,500,000 shares of the Company’s common stock at an effective conversion price of $0.0043 per share.

F-13

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

The patent applications and intellectual property include the following:

•	United States Patent Application # 8,637,075 entitled “Colostrum Composition”;
•	European Patent Application # EP2341916 entitled “Colostrum Composition”;
•	Hong Kong Patent Application # HK1159997 entitled “Colostrum Composition”; and
•	Canada Patent Application # 2,773,277 entitled “Colostrum Composition.”

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

The Note matures in five years from execution. Interest is due and payable on a semi annual basis with the first payment due on January 1, 2019 and future payments due evary six-months afterwards until maturity. At the sole option of the note holder interest may be converted into the Company’s common stock. The conversion price shall be equal to the average of the closing market prices for the Company’s common stock on the OTCQB during the five (5) trading days immediately preceding the due date for such payment. The note is secured by the current and future assets of the Company.

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

Results of Operation for Three and Nine Months Ended December 31, 2018 and 2017

Revenues

We generated $1,260 in revenue for the three months ended December 31, 2018, as compared with $322 for the three months ended December 31, 2017. We generated $2,640 in revenue for the nine months ended December 31, 2018, as compared with $322 for the nine months ended December 31, 2017. We can provide no assurance that we will generate sufficient revenues from our skin care business to sustain a viable business operation. We recently entered into an Asset Purchase Agreement that we believe will increase our revenues as we are now able to reach internationally with products supported by our newly acquired patent applications. These new products are expected to include an anti-aging cosmetic line, creams for psoriasis and diabetes creams. We are also working in patch and glue for patch/band aids.

Operating Expenses

Operating expenses increased to $469,413 for the three months ended December 31, 2018 from $99,040 for the three months ended December 31, 2017. Operating expenses increased to $698,399 for the nine months ended December 31, 2018 from $228,075 for the nine months ended December 31, 2017.

Our operating expenses for the nine months ended December 31, 2018 mainly consisted of professional fees of $407,476, general and administrative expenses of $216,857, royalty expense of $70,000 and depreciation and amortization expense of $4,066. Our operating expenses for the nine months ended December 31, 2017 consisted of royalty expense of $90,000, professional fees of $57,029 and general and administrative expenses of $81,037.

Other Expenses

We had other expenses of $2,603,125 for the three months ended December 31, 2018, compared with other expenses of $2,625 for the three months ended December 31, 2017. We had other expenses of $4,646,802 for the nine months ended December 31, 2018, compared with other expenses of $5,481 for the nine months ended December 31, 2017.

Our other expenses for the nine months ended December 31, 2018 is mainly the result of a $3,242,070 loss on the acquisition of related party assets, a $633,658 loss on derivative liabilities and $727,456 in interest expense. Our other expenses for the same period ended 2017 is a result of interest expense.

We expect that interest expenses will increase in future quarters as we take on more debt to fund out operations.

Net Loss

We recorded a net loss for the three months ended December 31, 2018 of $3,071,937 compared to a net loss of $101,446 for the three months ended December 31, 2017. We recorded a net loss for the nine months ended December 31, 2018 of $5,344,105 compared to a net loss of $233,556 for the nine months ended December 31, 2017.

Liquidity and Capital Resources

As of December 31, 2018, we had current assets of $260,161 consisting of cash, accounts receivable, inventory and prepaid expenses. Our total current liabilities as of December 31, 2018 were $4,614,555. We therefore had a working capital deficit of $4,354,394 of December 31, 2018.

Operating activities used $482,875 in cash for the nine months ended December 31, 2018, as compared with cash used of $220,670 for the same period ended 2017. Our negative operating cash flow for the nine month ended December 31, 2018 was mainly the result of our net loss for the period, offset mainly by the loss on our acquisition of related party assets. In contrast, our negative operating cash flow for the nine month ended December 31, 2017 was mainly the result of our net loss for the period along with an increase in inventory and prepaid expenses, offset by a decrease in accounts payable.

Investing activities used $25,792 in cash for the nine months ended December 31, 2018, as a result of the purchase of fixed and intangible assets. We had minimal cash used in investing activities for the same period ended 2017 for the purchase of intangible assets.

Financing activities provided $487,790 for the nine months ended December 31, 2018, as compared with cash provided of $206,889 for the same period ended 2017. Our positive financing cash flow for the nine months ended December 31, 2018 was mainly the result of proceeds from convertible notes and related party advances offset by payments made on convertible notes. Our positive financing cash flow for the nine months ended December 31, 2017 was mainly the result of proceeds from promissory notes and related party advances.

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

Off Balance Sheet Arrangements

As of December 31, 2018, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate our continuation as a going concern. However, we have limited revenues as of December 31, 2018. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2018.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued 8,500,000 shares of our common stock to 9 Heroes APS in connection with the Asset Purchase Agreement we entered into on November 8, 2018.

On December 11, 2018, the Company issued a total of 6,000,000 shares of the Company’s common stock to three directors of the Company for services rendered.

From November 20, 2018 to December 20, 2018, we issued an aggregate of 4,440,000 shares in connection with the conversion of convertible notes.

On January 3, 2019, a lender converted a total of $7,500 of principal, interest and fees associated with a Convertible Promissory note into 2,500,000 shares of the Company’s common stock at an effective conversion price of $0.003 per share.

On January 29, 2019, we issued to Mr. Gert Andersen 3,000,000 shares of our newly created Series A Preferred Stock in exchange for 30,000,000 shares of common stock held by Mr. Andersen.

On January 29, 2019, a lender converted a total of $10,675 of principal, interest and fees associated with a Convertible Promissory note into 2,500,000 shares of the Company’s common stock at an effective conversion price of $0.0043 per share.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

On January 29, 2019, pursuant to Article III of our Articles of Incorporation, our Board of Directors voted to designate a class of preferred stock entitled Series A Preferred Stock, consisting of up 3,000,000 shares, par value $0.001. Under the Certificate of Designation, holders of Series A Preferred Stock will participate on an equal basis per-share with holders of our common stock in any distribution upon winding up, dissolution, or liquidation. Holders of Series A Preferred Stock are entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of 1,000 votes for each share held. Holders of Series A Preferred Stock are entitled to convert each share held for 10 shares of common stock.

On January 29, 2019, we issued to Mr. Gert Andersen 3,000,000 shares of our newly created Series A Preferred Stock in exchange for 30,000,000 shares of common stock held by Mr. Andersen.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vilacto Bio, Inc.
Date:	February 19, 2019
By:	/s/ Gert Andersen
Gert Andersen
Title:	President, Chief Executive Officer, and Director

