Form 10-K
period 2019-03-31
Vilacto Bio Inc.
filed 2019-07-10
CIK 1576724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

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

Securities registered under Section 12(b) of the Exchange Act:
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

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $8,565,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 1,917,431,324 shares as of June 19, 2019

PART IV
Item 15.	Exhibits, Financial Statement Schedules	25

PART I

Item 1. Business

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

The Note matures in five years from execution. Interest is due and payable on a semiannual basis with the first payment due on January 1, 2019, which we failed to pay, and future payments due every six-months afterwards until maturity. At the sole option of the note holder interest may be converted into the Company’s common stock. The conversion price shall be equal to the average of the closing market prices for the Company’s common stock on the OTCQB during the five (5) trading days immediately preceding the due date for such payment. The note is secured by the current and future assets of the Company.

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

Our auditors, in their opinion dated July 1, 2019 have stated that currently we do not have sufficient cash nor do we have a significant source of revenues to cover our operational costs and allow us to continue as a going concern.  We seek to raise operating capital to implement our business plan in an offering of our common stock.  Our company's plan specifies a minimum amount of $50,000 in additional operating capital to operate for the next twelve months. However, there can be no assurance that such offering will be successful. You may lose your entire investment

Our failure to raise additional capital or generate cash flows necessary to expand our operations could reduce our ability to compete successfully and adversely affect our results of operations.

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

Item 2. Properties

Currently, we do not own any real estate. Our executive offices are at Fabriksvej 48 4700 Naestved, Denmark. Our license partner, Pharma GP, has allowed us to use this space free of charge through June 30, 2018. We are currently paying $3,000 per month for the property.

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

Fiscal Year Ending March 31, 2019
Quarter Ended	High $	Low $
March 31, 2019	.03	.0014
December 31, 2018	.575	.0159
September 30, 2018	.64	.23
June 30, 2018	.38	.20

Fiscal Year Ending March 31, 2018
Quarter Ended	High $	Low $
March 31, 2018	.70	.20
December 31, 2017	2.13	.25
September 30, 2017	1.39	.67
June 30, 2017	.71	.15

On June 28, 2019, the last reported sale price of our common stock as reported on the OTCQB was $0.0003per share.

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

Holders of Our Common Stock

As of June 19, 2019, we had 1,917,431,324 shares of our common stock issued and outstanding, held by 7 shareholders of record, with others holding shares in street name.

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

On March 20, 2019, the Company issued a total of 40,909,089 shares of the Company’s common stock to three directors of the Company for services rendered. The shares were evenly distributed and as a result each director received 13,636,363 shares. The shares were valued at $0.0022 per share or $90,000 which was recorded as professional fees expense.

The following table presents a summary of the Company’s debt conversions associated with its convertible notes during the year ended March 31, 2019:

Date of conversion	Effective conversion price	Principal and interest converted	Shares issued upon conversion of debts
11/20/2018	0.0300	5,996	200,000
11/23/2018	0.0600	6,000	100,000
11/26/2018	0.0455	6,370	140,000
12/4/2018	0.0182	10,920	600,000
12/7/2018	0.0132	33,100	2,500,000
12/11/2018	0.0331	13,240	400,000
12/20/2018	0.0145	7,250	500,000
1/4/2019	0.0030	7,500	2,500,000
1/7/2019	0.0060	4,800	800,000
1/10/2019	0.0075	15,000	2,000,000
1/18/2019	0.0060	4,800	800,000
1/23/2019	0.0075	21,063	2,808,401
1/24/2019	0.0075	15,771	2,102,777
1/29/2019	0.0053	6,384	1,200,000
1/29/2019	0.0043	10,675	2,500,000
1/30/2019	0.0045	15,000	3,333,333
2/6/2019	0.0014	2,880	2,000,000

13

2/6/2019	0.0018	7,385	4,102,778
2/6/2019	0.0013	8,288	6,400,000
2/7/2019	0.0018	11,540	6,411,111
2/7/2019	0.0018	5,699	3,165,833
2/8/2019	0.0018	11,366	6,314,194
2/11/2019	0.0018	8,026	4,458,889
2/12/2019	0.0014	5,760	4,000,000
2/12/2019	0.0013	9,639	7,650,000
2/13/2019	0.0018	14,491	8,050,556
2/13/2019	0.0018	9,513	5,284,722
2/14/2019	0.0018	15,573	8,651,667
2/19/2019	0.0018	14,817	8,231,667
2/19/2019	0.0014	9,216	6,400,000
2/19/2019	0.0018	10,586	5,881,172
2/21/2019	0.0018	15,557	8,642,778
2/21/2019	0.0014	14,137	10,116,215
2/21/2019	0.0013	10,836	8,600,000
2/26/2019	0.0015	11,953	8,243,268
2/27/2019	0.0011	6,480	6,000,000
2/27/2019	0.0014	10,608	7,577,379
2/28/2019	0.0008	8,131	10,100,000
3/4/2019	0.0012	13,809	12,007,730
3/5/2019	0.0012	14,046	12,213,852
3/5/2019	0.0008	9,821	12,200,000
3/5/2019	0.0012	13,837	12,032,165
3/6/2019	0.0009	12,880	14,000,000
3/6/2019	0.0011	13,816	12,014,009
3/8/2019	0.0007	10,000	15,231,130
3/8/2019	0.0011	10,633	9,246,374
3/11/2019	0.0008	13,765	17,100,000
3/13/2019	0.0006	1,813	2,931,643
3/13/2019	0.0012	8,092	7,036,426
3/14/2019	0.0012	15,000	13,043,478
3/18/2019	0.0009	17,620	19,152,700
3/18/2019	0.0011	20,258	17,630,730
3/19/2019	0.0008	16,100	20,000,000
3/20/2019	0.0012	24,136	20,987,826
3/20/2019	0.0011	15,000	14,285,714
3/22/2019	0.0008	16,088	19,152,700
3/25/2019	0.0011	19,258	18,340,504
3/26/2019	0.0010	18,671	17,781,905
3/26/2019	0.0007	18,375	25,000,000
3/27/2019	—	15,029	—
Total		$724,396	480,155,626

Securities Authorized for Issuance under Equity Compensation Plans

On November 15, 2018, our Board of Directors adopted a 2018 Incentive Plan (the “Plan”) The Plan is designed to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of our company by providing them the opportunity to acquire a proprietary interest in our company and to align their interests and efforts to the long-term interests of our stockholders, which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance shares and performance units, and stock awards our officers, directors or employees of, as well as advisers and consultants.

This plan has not yet been adopted by the shareholders of the Company.

We reserved 9,850,000 shares of common stock under the Plan.

On December 28, 2018, our Board of Directors approved an issuance of 2,000,000 shares as compensation to each of our Directors under the Plan for a total of 6,000,000 shares issued. We have 3,850,000 shares remaining under the Plan.

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

Results of Operations for the Years Ended March 31, 2019 and 2018

Revenues

We earned revenues of $4,894 for the year ended March 31, 2019, as compared with revenues of $1,429 for the year ended 2018. We can provide no assurance that we will generate sufficient revenues from our skin care business to sustain a viable business operation.

Expenses

We incurred operating expenses in the amount of $970,890 for the year ended March 31, 2019, as compared with $382,391 for the same period ended 2018. Our operating expenses for the year ended March 31, 2019 mainly consisted of professional fees of $582,097, general and administrative expenses of $299,781, royalty expense of $80,000 and depreciation and amortization expense of $9,012, as compared with professional fees of $153,104, royalty expense of $120,000 and general and administrative expenses of $109,263 for the year ended March 31, 2018.

Other Expenses

We had other expenses of $5,884,092 for the year ended March 31, 2019, as compared with other expenses of $511,572 for the year ended March 31, 2018. Our other expenses for the year ended March 31, 2019 mainly consisted of loss on acquisition of related party assets of $3,242,070, loss on derivative liability of $1,465,183 and interest expense of $1,133,221. Our other expenses for the year ended March 31, 2018 consisted of loss on derivative liability of $467,237 and interest expense of $44,335.

Net Loss

We incurred a net loss in the amount of $6,854,131 for the year ended March 31, 2019, as compared with a net loss of $893,117 for the same period ended 2018. Our losses for each period are attributable to operating expenses together with a lack of any significant revenues.

Liquidity and Capital Resources

As of March 31, 2019, we had total current assets of $376,286. Our total current liabilities as of March 31, 2019 were $3,960,386. As a result, we had a working capital deficit of $3,584,100 as of March 31, 2019.

Operating activities used $601,153_in cash for the year ended March 31, 2019, as compared with $338,008 in cash for the same period ended 2018. Our net loss was the main reason for our negative operating cash flow in both periods.

Investing activities used $40,686 in cash for the year ended March 31, 2019, as compared with $920 in cash used for the same period ended 2018. The purchase of fixed and intangible assets were the main reason for our negative investing cash flow in 2019.

Financing activities provided $750,290 for the year ended March 31, 2019, as compared with $465,675 for the same period ended 2018. Our positive cash flow from financing activities for the years ended March 31, 2019 and 2018 was mainly the result of proceeds from convertible promissory notes, promissory notes and related party advances.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate our continuation as a going concern. However, we have limited revenues as of March 31, 2019. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Off Balance Sheet Arrangements

As of March 31, 2019, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Consolidated Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firms
F-3	Balance Sheets as of March 31, 2019 and 2018
F-4	Statements of Operations for the years ended March 31, 2019 and 2018
F-5	Statement of Stockholders’ Equity for the years ended March 31, 2019 and 2018
F-6	Statements of Cash Flows for the years ended March 31, 2019 and 2018
F-7	Notes to Financial Statements

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Vilacto Bio Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Vilacto Bio Inc. (the “Company”) as of March 31, 2019, the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing and opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 2 to the financial statements, the Company’s cumulative net losses, recurring operating losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of the financial statements. Management’s plans are also described in Note 2. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019

Bayville, NJ

July 10, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vilacto Bio Inc

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Vilacto Bio Inc (the “Company”) as of March 31, 2018 and the related statements of operations, stockholders’ equity/(deficit), and cash flows for the year ended March 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018, and the results of its operations and its cash flows for the year ended March 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ AMC Auditing

AMC Auditing
We have served as the Company’s auditor since 2017

Las Vegas, Nevada

July 31, 2018

 VILACTO BIO INC.

BALANCE SHEETS

(AUDITED)

	March 31, 2019	March 31, 2018
ASSETS
Current assets
Cash	$257,218	$148,767
Accounts receivable	23	36
Inventory	119,045	100,413
Prepaid expenses	—	59,658
Total current assets	376,286	308,874

Fixed assets, net	11,302	—
Intangible assets, net	150,080	896

Total assets	537,668	309,770

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$76,023	$35,780
Due to related parties	176,026	240,952
Convertible loans	274,688	32,607
Derivative liabilities	1,227,041	729,737
Loans	174,000	174,000
Loans from related parties	2,032,608	32,608
Total current liabilities	3,960,386	1,245,684

Total liabilities	3,960,386	1,245,684

Stockholders' equity (deficit)
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 3,000,000 and 0 shares issued and outstanding as of March 31, 2019 and March 31, 2018, respectively	3,000	—
Common stock; $0.001 par value; 4,000,000,000 shares authorized; 597,064,715 and 90,000,000 shares issued and outstanding as of March 31, 2019 and March 31, 2018, respectively	597,065	90,000
Stock payable	15,029	—
Additional paid-in capital	3,820,233	(22,000)
Accumulated earnings (deficit)	(7,858,045)	(1,003,914)
Total stockholders' equity (deficit)	(3,422,718)	(935,914)

Total liabilities and stockholders' equity (deficit)	$537,668	$309,770

 The accompanying notes are an integral part of these financial statements.

 VILACTO BIO INC.

STATEMENT OF OPERATIONS

(AUDITED)

	For the Years Ended
	March 31, 2019	March 31, 2018

Revenues	$4,894	$1,429

Cost of revenues	4,043	583

Gross profit	851	846

Operating expenses
Royalty expense	80,000	120,000
Professional fees	582,097	153,104
General and administrative expenses	299,781	109,263
Depreciation and amortization expense	9,012	24
Total operating expenses	970,890	382,391

Loss from operations	(970,039)	(381,545)

Other income (expense)
Gain (loss) on derivative liabilities	(1,465,183)	(467,237)
Loss on disposal of assets	(6,118)	—
Loss on acquisition of related party assets	(3,242,070)	—
Loss on debt modification	(37,500)	—
Interest expense	(1,133,221)	(44,335)
Total other income (expense)	(5,884,092)	(511,572)

Net income (loss)	$(6,854,131)	$(893,117)

Basic income (loss) per common share	$(0.05)	$(0.01)

Basic weighted average common shares outstanding	127,714,862	90,000,000

 The accompanying notes are an integral part of these financial statements.

 VILACTO BIO INC.

STATEMENT OF STOCKHOLDERS DEFICIT

(AUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, March 31, 2017	—	—	90,000,000	90,000	(22,000)	—	(110,797)	(42,797)
Net loss	—	—	—	—	—	—	(893,117)	(893,117)
Balance, March 31, 2018	—	—	90,000,000	90,000	(22,000)	—	(1,003,914)	(935,914)
Shares issued to related party to acquire intangible assets	—	—	8,500,000	8,500	1,368,500	—	—	1,377,000
Shares issued upon conversion of debts	—	—	480,155,626	480,156	2,021,142	15,029	—	2,516,327
Shares issued for services	—	—	48,409,089	48,409	425,591	—	—	474,000
Common stock exchanged for preferred stock	3,000,000	3,000	(30,000,000)	(30,000)	27,000	—	—	—
Net loss	—	—	—	—	—	—	(6,854,131)	(6,854,131)
Balance, March 31, 2019	3,000,000	3,000	597,064,715	597,065	3,820,233	15,029	(7,858,045)	(3,422,718)

 The accompanying notes are an integral part of these financial statements.

 VILACTO BIO INC.

STATEMENT OF CASH FLOWS

(AUDITED)

	For the Years Ended
	March 31, 2019	March 31, 2018
Cash Flows from Operating Activities
Net income (loss)	(6,854,131)	$(893,117)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,012	24
Loss on acquisition of related party assets	3,242,070	—
Loss on derivative liability	1,465,183	467,237
Loss on disposal of assets	6,118	—
Loss on debt modification	37,500	—
Stock based compensation	474,000	—
Penalties on convertible debts	120,533	—
Amortization of debt discount	845,023	32,607
Changes in assets and liabilities
(Increase) decrease in accounts receivable	13	(36)
(Increase) decrease in prepaid expense	59,658	(59,433)
(Increase) decrease in inventory	(18,632)	(100,413)
Increase (decrease) in accounts payable	12,500	215,123
Net cash from operating activities	(601,153)	(338,008)

Cash Flows from investing
Purchase of fixed assets	(19,292)	—
Purchase of intangible assets	(21,394)	(920)
Net cash used in investing activities	(40,686)	(920)

Cash Flows from Financing Activities
Proceeds from promissory notes	—	151,500
Proceeds from convertible notes, net of debt issuance costs	792,550	262,500
Payments on convertible notes	(60,000)	—
Payments on advance from related parties	—	(51,214)
Advance from related parties	17,740	102,890
Net cash from financing activities	750,290	465,676

Net increase (decrease) in Cash	108,451	126,748

Beginning cash balance	148,767	22,020

Ending cash balance	$257,218	$148,768

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these financial statements.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2019

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

On November 8, 2018, we entered into an Asset Purchase Agreement with 9 Heroes APS, a Denmark corporation that is controlled by our CEO, Gert Andersen, to purchase certain patents applications and intellectual property. We formed a new wholly owned subsidiary, Vilacto BioIP, LLC, to hold the assets acquired in the Asset Purchase Agreement. (See Note 6 for additional details)

The patent applications and intellectual property include the following:

  United States Patent Application # 8,637,075 entitled “Colostrum Composition”;
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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $7,858,045 since its inception, has incurred recurring operating losses, has negative working capital at March 31, 2019 and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2019

(AUDITED)

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

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s impairments and estimations of long-lived assets, allowances for uncollectible accounts, inventory valuation, and the valuations of non-cash capital stock issuances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition – We recognize revenue in accordance with ASC 606. On agreements for the products we sell on a standardized basis for sale to the market at a point in time. We recognize revenue at the point in time that the customer obtains control of the good. We use proof of delivery for large orders, whereas the delivery of most of our products is estimated based on historical averages of in-transit periods (i.e., time between shipment and delivery).

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

For the years ended March 31, 2019 and 2018 the Company reported revenues of $4,894 and $1,429 respectively, respectively.

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivable are presented net of an allowance for doubtful accounts of $23 and $36 at March 31, 2019, and March 31, 2018, respectively.

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There was $257,218 and $148,767 in cash and no cash equivalents as of March 31, 2019, and March 31, 2018, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of March 31, 2019, the cash balance in excess of the FDIC limits was $4,871. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2019

(AUDITED)

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

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation,” which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. On November 15, 2018, our Board of Directors adopted a 2018 Incentive Plan (the “Plan”) The Plan is designed to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of our company by providing them the opportunity to acquire a proprietary interest in our company and to align their interests and efforts to the long-term interests of our stockholders. As of March 31, 2019, the Company has reserved 9,850,000 shares of common stock under the Plan.

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

MARCH 31, 2019

(AUDITED)

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

Inventory – Substantially all inventory consists of finished goods and are valued based upon first-in first-out ("FIFO") cost, not in excess of market. The cost of our inventory includes the amount we pay to our suppliers to acquire inventory, freight costs incurred in connection with the delivery of product to our distribution centers.  Net realizable value represents the estimated selling price less all estimated costs of completion and costs to be incurred in marketing, selling and distribution. The Company evaluates potentially excess and slow-moving inventories on a quarterly basis by evaluating turn rates, inventory levels and other factors, and records lower of cost or market reserves for such identified excess and slow-moving inventories. As of March 31, 2019, and March 31, 2018, no such reserve had been recorded.

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

Recently Issued Accounting Pronouncements – In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which modifies the accounting for share-based payment awards issued to nonemployees to largely align it with the accounting for share-based payment awards issued to employees. ASU 2018-07 is effective is effective for fiscal years beginning after December 15, 2018. We will plan to adopt ASU 2018-07 effective April 1, 2019. Upon adoption of the standard is not expected to have an impact on our financial position or results of operations for the years ending March 31, 2019 and 2018.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018.

We will plan to adopt ASC 842 effective April 1, 2019 using the optional transition method of recognizing a cumulative-effect adjustment to the opening balance of retained earnings on April 1, 2019. Therefore, comparative financial information will not be adjusted and will continue to be reported under the prior lease accounting guidance in ASC 840. We plan to elect the transition relief package of practical expedients, and as a result, we will not assess 1) whether existing or expired contracts contain embedded leases, 2) lease classification for any existing or expired leases, and 3) whether lease origination costs qualified as initial direct costs. We will also elect the short-term lease practical expedient by establishing an accounting policy to exclude leases with a term of 12 months or less.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2019

(AUDITED)

4. INVENTORY

Inventory consist of the following as of March 31, 2019 and March 31, 2018:

	March 31, 2019	March 31, 2018
Raw materials	$—	$—
Finished Goods	119,045	100,413
Total	$119,045	$100,413

5. PREPAID EXPENSES

Prepaid expenses consist of the following as of March 31, 2019 and March 31, 2018:

	March 31, 2019	March 31, 2018
Prepaid Marketing	$—	$59,568
Total prepaid expenses	$—	$59,568

6. INTANGIBLE ASSETS

Patents and trademarks and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives.

Intangible assets consist of the following as of March 31, 2019 and March 31, 2018:

	March 31, 2019	March 31, 2018
Patents and trademarks	$135,850	$920
Website	21,394	—
Less: accumulated amortization	(7,164)	(24)
Intangible assets, net of accumulated amortization	$150,080	$896

Amortization expense for the years ended March 31, 2019 and 2018 was $7,164 and $24, respectively.

On November 8, 2018, we entered into an Asset Purchase Agreement with 9 Heroes APS, a Denmark corporation that is controlled by our CEO, Gert Andersen, to purchase certain patents applications and intellectual property. We formed a new wholly owned subsidiary, Vilacto BioIP, LLC, to hold the assets acquired in the Asset Purchase Agreement.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2019

(AUDITED)

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

The Note matures in five years from execution. Interest is due and payable on a semiannual basis with the first payment due on January 1, 2019 and future payments due every six-months afterwards until maturity. At the sole option of the note holder interest may be converted into the Company’s common stock. The conversion price shall be equal to the average of the closing market prices for the Company’s common stock on the OTCQB during the five (5) trading days immediately preceding the due date for such payment. The note is secured by the current and future assets of the Company.

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

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2019

(AUDITED)

7. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:	March 31,	March 31,
	2019	2018

Auctus Fund, LLC

On February 26, 2018, we entered into a Securities Purchase Agreement (the “Auctus SPA”), under which we agreed to sell a 12% convertible promissory note in an aggregate principal amount of $167,750 (the “Auctus Note”) to Auctus Fund, LLC (“Auctus”). The Auctus Note bears interest at a rate of 12% per annum and matured on November 26, 2018. The net proceeds of the sale of the Auctus Note, after deducting the expenses payable, were $150,000.

At any time after the issue date of the Auctus Note, Auctus has the option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Auctus Note into shares of our common stock at the Conversion Price. The “Conversion Price” is the lesser of (i) the lowest trading price of our common stock during the twenty-five-day trading period prior to the issue date of the Auctus Note and (ii) 50% of the lowest trading price of our common stock during the twenty-five-day trading period prior to the conversion. The Conversion Price is subject to further reduction upon certain events specified in the Auctus Note.

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

As of March 31, 2019 the note holder had converted $87,352 in Principal and $25,417 in interest and fees into 74,645,400 shares of the Company’s common stock. (See note 9 for additional details.)

During the year ended March 31, 2019 the Company recorded interest of $23,597.

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $147,472 during the year ended March 31, 2019.

	$80,398	167,750
Unamortized debt discount	-	(147,472)
Total, net of unamortized discount	80,398	20,278

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

The EMA Note, as amended, was due February 23, 2019 and bears interest at the rate of 12% per annum. All principal and accrued interest on the EMA Note is convertible into shares of our common stock at the election of EMA at any time at a conversion price equal to the lesser of (i) the trading price for our common stock on the trading day prior to the closing date of the EMA Note, or (ii) a 50% discount to the lowest trading or lowest closing bid price for our common stock during the 25-trading day period immediately prior to conversion. We have no right to prepay the EMA Note more than 180 days after the closing date.

The EMA Note contains customary default events which, if triggered and not timely cured, will result in default interest and penalties. As a result of claimed defaults, the promissory notes discount conversion rate was increased to a 80% discount to the lowest trading or lowest closing bid price for our common stock during the 25-trading day period immediately prior to conversion

On July 6, 2018, the Company executed an amendment to the promissory note to cure certain events of default in which it agreed to increase the principal balance of the note by $37,500 and pay $25,000 in principal to the lender within 5 days of execution of the amendment. The company treated the amendment as a debt modification under ASC 470 and recorded a corresponding loss on debt modification of $37,500.

During the year ended March 31, 2019 the Company incurred additional penalties of approximately $120,533 which were added to the principal total owed under the promissory note.

As of March 31, 2019, the note holder had converted $146,316 in Principal and $16,830 in interest and fees into 115,350,000 shares of the Company’s common stock. (See note 9 for additional details.)

During the year ended March 31, 2019 the Company recorded interest of $13,614.

In July 2018, the Company made a cash payment of principal and interest of $60,000 on the then outstanding balance.

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $150,171 during the year ended March 31, 2019.

	76,717	125,000
Unamortized debt discount	-	(112,671)
Total, net of unamortized discount	76,717	12,329

Adar Bays, LLC July 2, 2018 Secured Convertible Note

On July 2, 2018 we entered into a Secured Convertible note with Adar Bays, LLC (“Adar”) pursuant to which we issued a convertible promissory note, dated July 2, 2018 in the principal amount of $150,000 (the “July 2, 2018 Adar Note”).

The July 2, 2018 Adar Note is due July 2, 2019 and bears interest at the rate of 10% per annum. All principal and accrued interest on the July 2, 2018 Adar Note is convertible into shares of our common stock at the election of Adar six months after the issuance date at a conversion price equal to a 50% discount to the lowest trading or lowest closing bid price for our common stock during the 25-trading day period immediately prior to conversion.

We can pay the note in cash within the first six months of issuance, we have no right to prepay the July 2, 2018 Adar Note six months and one day after issuance.

The July 2, 2018 Adar Note contains customary default events which, if triggered and not timely cured, will result in default interest and penalties.

During the year ended March 31, 2019 the Company recorded interest of $9,314.

As of March 31, 2019, the note holder had converted $150,000 in Principal into 90,272,841 shares of the Company’s common stock. (See note 9 for additional details.)

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $150,000 during the year ended March 31, 2019.

	-	-
Unamortized debt discount	-	-
Total, net of unamortized discount	-	-

GS Capital Partners, LLC Convertible Note

On July 11, 2018 we entered into a Convertible note with GS Capital Bays, LLC (“GS”) pursuant to which we issued a convertible promissory note, dated July 11, 2018 in the principal amount of $110,000 (the “GS Note”).

The GS Note is due July 11, 2019 and bears interest at the rate of 10% per annum. All principal and accrued interest on the GS Note is convertible into shares of our common stock at the election of GS at any time at a conversion price equal to a 50% discount to the lowest trading or lowest closing bid price for our common stock during the 25-trading day period immediately prior to conversion.

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

During the year ended March 31, 2019 the Company recorded interest of $7,113

As of March 31, 2019, the note holder had converted $92,000 in Principal and $5,733 in interest and fees into 65,369,262 shares of the Company’s common stock. (See note 9 for additional details.)

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $92,000 during the year ended March 31, 2019.

	18,000	-
Unamortized debt discount	(18,000)	-
Total, net of unamortized discount	-	-

Eagle Equities, LLC Convertible Note

On July 20, 2018 we entered into a Convertible note with Eagle Equities, LLC (“Eagle”) pursuant to which we issued a convertible promissory note, dated July 20, 2018 in the principal amount of $100,000 (the “Eagle Note”).

The Eagle Note is due July 20, 2019 and bears interest at the rate of 10% per annum. All principal and accrued interest on the Eagle Note is convertible into shares of our common stock at the election of Eagle at any time at a conversion price equal to a 50% discount to the lowest trading or lowest closing bid price for our common stock during the 25-trading day period immediately prior to conversion.

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

During the year ended March 31, 2019 the Company recorded interest of $5,913.

As of March 31, 2019, the note holder had converted $100,000 in Principal and $5,911 in interest and fees into 68,419,200 shares of the Company’s common stock. (See note 9 for additional details.)

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $100,000 during the year ended March 31, 2019.

	-	-
Unamortized debt discount	-	-
Total, net of unamortized discount	-	-

Adar Bays, LLC July 23, 2018 Secured Convertible Note

On July 23, 2018 we entered into a Secured Convertible note with Adar Bays, LLC (“Adar”) pursuant to which we issued a convertible promissory note, dated July 23, 2018, in the principal amount of $50,000 (the “Adar Note”).

The Adar Note is due July 23, 2019 and bears interest at the rate of 10% per annum. All principal and accrued interest on the Adar Note is convertible into shares of our common stock at the election of Adar at any time at a conversion price equal to a 50% discount to the lowest trading or lowest closing bid price for our common stock during the 25-trading day period immediately prior to conversion.

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

During the year ended March 31, 2019 the Company recorded interest of $3,438.

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $34,384 during the year ended March 31, 2019.

	50,000	-
Unamortized debt discount	(15,616)	-
Total, net of unamortized discount	34,384	-

Power UP Lending Group Convertible Note – October 15, 2018

On October 15, 2018 we entered into a Convertible note with Power UP Lending Group LTD (“Power UP”) pursuant to which we issued a convertible promissory note, dated October 15, 2018 in the principal amount of $128,000 (the “Power UP Note”).

The Power UP Note is due October 15, 2019 and bears interest at the rate of 8% per annum. All principal and accrued interest on the Power UP Note is convertible into shares of our common stock 180 days following October 15, 2018 at a conversion price equal to a 37% discount to the lowest trading or lowest closing bid price for our common stock during the 15-trading day period immediately prior to conversion.

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

During the year ended March 31, 2019 the Company recorded interest of $4,685.

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $58,819 during the year ended March 31, 2019.

	128,000	-
Unamortized debt discount	(69,181)	-
Total, net of unamortized discount	58,819	-

Power UP Lending Group Convertible Note – November 6, 2018

On October 15, 2018 we entered into a Convertible note with Power UP Lending Group LTD (“Power UP”) pursuant to which we issued a convertible promissory note, dated October 15, 2018, in the principal amount of $53,000 (the “Power UP Note-2”).

The Power UP Note-2 is due November 6, 2019 and bears interest at the rate of 8% per annum. All principal and accrued interest on the Power UP Note-2 is convertible into shares of our common stock 180 days following October 15, 2018 at a conversion price equal to a 39% discount to the lowest trading or lowest closing bid price for our common stock during the 15-trading day period immediately prior to conversion.

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

During the year ended March 31, 2019 the Company recorded interest of $1,684.

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $30,137 during the year ended March 31, 2019.

	53,000	-
Unamortized debt discount	(30,137)	-
Total, net of unamortized discount	22,863	-

Adar Bays, LLC July 2, 2018 Secured Convertible Note- Back end note

On July 2, 2018 we entered into a Secured Convertible note with Adar Bays, LLC (“Adar”) pursuant to which we issued a convertible promissory note, dated July 2, 2018, in the principal amount of $150,000 (the “July 2, 2018 Adar Back end Note”). On off-setting note was issued by the lender on July 2, 2018, which was released upon funding the July 2, 2018 Adar Back Note on March 2, 2019.

The July 2, 2018 Adar Back Note is due July 2, 2019 and bears interest at the rate of 10% per annum. All principal and accrued interest on the July 2, 2018 Adar Note is convertible into shares of our common stock at the election of Adar six months after the issuance date at a conversion price equal to a 50% discount to the lowest trading or lowest closing bid price for our common stock during the 25-trading day period immediately prior to conversion.

We can pay the note in cash within the first six months of issuance, we have no right to prepay the July 2, 2018 Adar Note six months and one day after issuance.

The July 2, 2018 Adar Note contains customary default events which, if triggered and not timely cured, will result in default interest and penalties.

During the year ended March 31, 2019 the Company recorded interest of $941.

As of March 31, 2019, the note holder had converted $57,807 in Principal into 51,813,209 shares of the Company’s common stock. (See note 9 for additional details.)

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $57,807 during the year ended March 31, 2019.

	92,193	-
Unamortized debt discount	(92,183)	-
Total, net of unamortized discount	-	-

Adar Bays, LLC July 23, 2018 Secured Convertible Note – Back End Note

On July 23, 2018 we entered into a Secured Convertible note with Adar Bays, LLC (“Adar”) pursuant to which we issued a convertible promissory note, dated July 23, 2018, in the principal amount of $50,000 (the “July 23, 2018 Adar Back End Note”). On off-setting note was issued by the lender on July 2, 2018, which was released upon funding the July 23, 2018 Adar Back Note on March 20, 2019.

The July 23, 2018 Adar Back End Note is due July 23, 2019 and bears interest at the rate of 10% per annum. All principal and accrued interest on the Adar Note is convertible into shares of our common stock at the election of Adar at any time at a conversion price equal to a 50% discount to the lowest trading or lowest closing bid price for our common stock during the 25-trading day period immediately prior to conversion.

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

During the year ended March 31, 2019 the Company recorded interest of $151.

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $1,507 during the year ended March 31, 2019.

	50,000	-
Unamortized debt discount	(48,493)	-
Total, net of unamortized discount	1,507	-

Eagle Equities, LLC Convertible Note – Back End Note

On July 20, 2018 we entered into a Convertible note with Eagle Equities, LLC (“Eagle”) pursuant to which we issued a convertible promissory note, dated July 20, 2018, in the principal amount of $100,000 (the “Eagle Back End Note”). On off-setting note was issued by the lender on July 20, 2018, which was released upon funding the July 20, 2018 Eagle Back End Note on March 20, 2019.

The Eagle Back End Note is due July 20, 2019 and bears interest at the rate of 10% per annum. All principal and accrued interest on the Eagle Note is convertible into shares of our common stock at the election of Eagle at any time at a conversion price equal to a 50% discount to the lowest trading or lowest closing bid price for our common stock during the 25-trading day period immediately prior to conversion.

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

During the year ended March 31, 2019 the Company recorded interest of $240.

As of March 31, 2019, the note holder had converted $30,000 in Principal and $29 in interest and fees into 33,072,177 shares of the Company’s common stock. (See note 9 for additional details.)

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $30,000 during the year ended March 31, 2019.

	70,000	-
Unamortized debt discount	(70,000)	-
Total, net of unamortized discount	-	-

Total	$274,688	32,607

8. FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE LIABILITIES

The carrying value of cash, accounts payable and accrued expenses, and debt (See Note 7) approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments. The carrying amount of the Company’s long-term debt is also stated at fair value of $2,000,000 since the stated rate of interest approximates market rates.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

●	Level 1	Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.
●	Level 2

Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily-available pricing sources for comparable instruments.

●	Level 3	Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of March 31, 2019:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$—	$—	$—	$1,227,041
Warrant and option derivative liabilities	$—	$—	$—	$—
Total	$—	$—	$—	$1,227,041

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 7), was convertible at issuance which qualified them as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in ASC Topic No. 815-15, “Derivatives and Hedging (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. This convertible debt tainted all other equity linked instruments including all outstanding non-employee options and warrants on the date that the instrument became convertible. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2019

(AUDITED)

The Black-Scholes model utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note through March 31, 2018 which was the date the derivative liability was terminated:

Fair value assumptions:	February 23, 2018 through March 31, 2019
Risk free interest rate	2.02-2.72%
Expected term (years)	0.01-1
Expected volatility	170.90%-249.85%
Expected dividends	0%

The following table presents a summary of the Company’s derivative liabilities associated with its convertible notes as of March 31, 2019:

Amount
Balance March 31, 2017	$—
Debt discount originated from derivative liabilities	262,500
Initial loss recorded	170,924
Adjustment to derivative liability due to debt settlement	—
Change in fair market value of derivative liabilities	296,313
Balance March 31, 2018	$729,737
Debt discount originated from derivative liabilities	824,050
Initial loss recorded	755,733
Adjustment to derivative liability due to debt settlement	(1,791,931)
Change in fair market value of derivative liabilities	709,452
Balance March 31, 2019	$1,227,041

9. LOANS PAYABLE

On January 8, 2018, the Company and four lenders assigned the rights and obligations of a total of $174,500 in promissory notes to a new lender. All the notes now bear interest at a rate of 5% per annum and are due within two business days of demand notice all other terms we unchanged. During the year ended March 31, 2019 the Company recorded interest of $10,655.

10. STOCKHOLDERS’ EQUITY

Overview

On January 28, 2019, the Company filed a certificate of amendment (the “Amendment”) with the Nevada Secretary of State to increase the Company’s authorized common stock, par value $0.001 per share, from 1,125,000,000 shares to 4,000,000,000 shares. The Amendment also created a class of 10,000,000 shares of blank check preferred stock, par value $0.001 per share.

On January 28, 2019, pursuant to Article III of our Articles of Incorporation, our Board of Directors voted to designate a class of preferred stock entitled Series A Preferred Stock, consisting of up 3,000,000 shares, par value $0.001. Under the Certificate of Designation, holders of Series A Preferred Stock will participate on an equal basis per-share with holders of our common stock in any distribution upon winding up, dissolution, or liquidation. Holders of Series A Preferred Stock are entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of 1,000 votes for each share held. Holders of Series A Preferred Stock are entitled to convert each share held for 10 shares of common stock.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2019

(AUDITED)

As of March 31, 2019, the Company is authorized to issue 4,000,000,000 shares of $0.001 par value common stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

As of March 31, 2019, there were 597,064,715 shares of common stock issued and outstanding.

As of March 31, 2019, there were 3,000,000 shares of Preferred stock issued and outstanding.

Issuance of Preferred stock

On January 28, 2019, we issued to Mr. Gert Andersen 3,000,000 shares of our newly created Series A Preferred Stock in exchange for 30,000,000 shares of common stock held by Mr. Andersen.

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

Stock issued for services.

On December 3, 2018, the Company issued a total of 1,500,000 shares of the Company’s common stock to a consultant for services to be rendered over 12 months. The shares were valued at $0.115 per share or $172,500. The Company will record the expense evenly over the 12 month service period. During the year ended March 31, 2019 the Company recorded $69,000 as professional fees expense.

On December 11, 2018, the Company issued a total of 6,000,000 shares of the Company’s common stock to three directors of the Company for services rendered. The shares were evenly distributed and as a result each director received 2,000,000 shares. The shares were valued at $0.0525 per share or $315,000 which was recorded as professional fees expense.

On March 20, 2019, the Company issued a total of 40,909,089 shares of the Company’s common stock to three directors of the Company for services rendered. The shares were evenly distributed and as a result each director received 13,636,363 shares. The shares were valued at $0.0022 per share or $90,000 which was recorded as professional fees expense.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2019

(AUDITED)

Stock issued upon conversion of debts.

The following table presents a summary of the Company’s debt conversions associated with its convertible notes during the year ended March 31, 2019:

Date of conversion	Effective conversion price	Principal and interest converted	Shares issued upon conversion of debts
11/20/2018	0.0300	5,996	200,000
11/23/2018	0.0600	6,000	100,000
11/26/2018	0.0455	6,370	140,000
12/4/2018	0.0182	10,920	600,000
12/7/2018	0.0132	33,100	2,500,000
12/11/2018	0.0331	13,240	400,000
12/20/2018	0.0145	7,250	500,000
1/4/2019	0.0030	7,500	2,500,000
1/7/2019	0.0060	4,800	800,000
1/10/2019	0.0075	15,000	2,000,000
1/18/2019	0.0060	4,800	800,000
1/23/2019	0.0075	21,063	2,808,401
1/24/2019	0.0075	15,771	2,102,777
1/29/2019	0.0053	6,384	1,200,000
1/29/2019	0.0043	10,675	2,500,000
1/30/2019	0.0045	15,000	3,333,333
2/6/2019	0.0014	2,880	2,000,000
2/6/2019	0.0018	7,385	4,102,778
2/6/2019	0.0013	8,288	6,400,000
2/7/2019	0.0018	11,540	6,411,111
2/7/2019	0.0018	5,699	3,165,833
2/8/2019	0.0018	11,366	6,314,194
2/11/2019	0.0018	8,026	4,458,889
2/12/2019	0.0014	5,760	4,000,000
2/12/2019	0.0013	9,639	7,650,000
2/13/2019	0.0018	14,491	8,050,556
2/13/2019	0.0018	9,513	5,284,722
2/14/2019	0.0018	15,573	8,651,667
2/19/2019	0.0018	14,817	8,231,667
2/19/2019	0.0014	9,216	6,400,000
2/19/2019	0.0018	10,586	5,881,172
2/21/2019	0.0018	15,557	8,642,778
2/21/2019	0.0014	14,137	10,116,215
2/21/2019	0.0013	10,836	8,600,000
2/26/2019	0.0015	11,953	8,243,268
2/27/2019	0.0011	6,480	6,000,000
2/27/2019	0.0014	10,608	7,577,379
2/28/2019	0.0008	8,131	10,100,000
3/4/2019	0.0012	13,809	12,007,730
3/5/2019	0.0012	14,046	12,213,852
3/5/2019	0.0008	9,821	12,200,000
3/5/2019	0.0012	13,837	12,032,165
3/6/2019	0.0009	12,880	14,000,000
3/6/2019	0.0011	13,816	12,014,009
3/8/2019	0.0007	10,000	15,231,130
3/8/2019	0.0011	10,633	9,246,374
3/11/2019	0.0008	13,765	17,100,000
3/13/2019	0.0006	1,813	2,931,643
3/13/2019	0.0012	8,092	7,036,426
3/14/2019	0.0012	15,000	13,043,478
3/18/2019	0.0009	17,620	19,152,700
3/18/2019	0.0011	20,258	17,630,730
3/19/2019	0.0008	16,100	20,000,000
3/20/2019	0.0012	24,136	20,987,826
3/20/2019	0.0011	15,000	14,285,714
3/22/2019	0.0008	16,088	19,152,700
3/25/2019	0.0011	19,258	18,340,504
3/26/2019	0.0010	18,671	17,781,905
3/26/2019	0.0007	18,375	25,000,000
3/27/2019	—	15,029	—
Total		$724,396	480,155,626

18,786,463 shares of common stock were not yet issued on March 27, 2019 conversion. The converted amount is thus included in stock payable at March 31, 2019.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2019

(AUDITED)

11. RELATED PARTY TRANSACTIONS

In connection with an assumption of the debt agreement the Company executed a $32,608 promissory note with Mr. Anderson which bears interest at a rate of 10% per annum. During the year ended March 31, 2019 the Company recorded interest of $3,261.

During the year ended March 31, 2019, Gert Anderson, the President and CEO of the Company advanced $17,740 to the Company to pay expenses on behalf of the Company. As of March 31, 2019, $68,106 in advances remain outstanding. The advances bear no interest, are unsecured, and are due on demand.

On July 16, 2018 the Company made a payment of $133,284 to Pharma GP, an entity controlled by our CEO to settle amounts owned under outstanding accounts payable.

12. ROYALTY AGREEMENT

License agreement

On April 4, 2017, we entered into a license agreement (the “License Agreement”) with Pharma GP APS, a Company controlled by our CEO. (“Pharma GP”) and acquired an exclusive license to sell certain cosmetic products or ingredients covered by United States Patent No. US 8,637,075 in the territory of the United States.

For the license, we agreed to pay to GP a royalty of eight percent (8%) on the selling price (irrespective of any taxes, custom duties, costs of insurance, transportation costs or other costs) for all licensed product we sell in the United States (if in excess of the agreed minimum royalty) or pay the agreed minimum royalty of $10,000 per month. During the year ended March 31, 2019, the Company recorded royalty expense of $80,000 related to this agreement.

Under the License Agreement, we have the ability to sublicense to third parties under the royalty arrangement described above.

On November 8, 2018, the Royalty agreement was cancelled as a result of the assets purchase described in Note 6. (See note 6 for additional details.)

13. INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes as of March 31, 2019 and 2018 are as follows:

	March 31,
	2019	2018
Deferred tax assets:
Net operating loss tax basis	$1,077,790	$107,332
Provisions and accrued liabilities	—	—
Deferred tax liabilities:
Total deferred tax asset	1,077,790	107,332

Less valuation allowance	(1,077,790)	(107,332)
Net deferred tax asset	$—	$—

As of March 31, 2019, and 2018, the Company had gross federal net operating loss carryforwards of approximately $1,077,790 and $107,332, respectively. The Company expects the limitation placed on the federal net operating loss carryforwards prior to the ownership change will likely expire unused. As of March 31, 2019, all tax years are open for examination by the taxing authorities.

Due to the enactment of the Tax Reform Act of 2017, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2019

(AUDITED)

14. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet through the issuance date of these financial statements in accordance with FASB ASC 855 and has determined that there are no such events that would require adjustment to, or disclosure in, the financial statements except as disclosed below.

Stock issued upon conversion of debts.

The following table presents a summary of the Company’s debt conversions associated with its convertible notes between April 1, 2019 and June 4, 2019:

Date of Conversion	Effective conversion price	Principal and interest converted	Shares issued upon conversion of debts
4/1/2019	0.00070	19,366	29,793,253
4/1/2019	0.00050	15,493	29,793,500
4/1/2019	0.00070	19,292	29,680,076
4/2/2019	0.00050	13,423	29,500,000
4/8/2019	0.00060	22,860	35,169,231
4/10/2019	0.00060	10,891	16,755,385
4/10/2019	0.00050	15,925	35,000,000
4/22/2019	0.00100	25,000	25,000,000
4/22/2019	0.00100	25,000	25,000,000
4/23/2019	0.00110	25,000	22,727,273
4/24/2019	0.00100	25,000	26,315,789
4/25/2019	0.00050	19,793	43,500,000
4/26/2019	0.00080	15,000	18,292,683
4/29/2019	0.00050	16,249	30,687,785
4/29/2019	0.00060	13,000	22,087,561
5/1/2019	0.00050	14,400	30,000,000
5/2/2019	0.00040	17,150	49,000,000
5/6/2019	0.00030	17,315	54,110,000
5/8/2019	0.00020	12,985	53,000,000
5/13/2019	0.00020	14,269	59,454,800
5/16/2019	0.00020	10,474	65,465,500
5/20/2019	0.00020	10,600	44,166,667
5/20/2019	0.00020	10,600	44,166,667
5/21/2019	0.00020	10,600	44,166,667
5/22/2019	0.00010	7,245	69,000,000
5/22/2019	0.00020	7,900	43,888,889
5/23/2019	0.00020	8,000	44,444,444
5/28/2019	0.00020	13,311	83,194,900
5/28/2019	0.00020	7,420	41,222,222
5/31/2019	0.00010	7,152	89,403,250
6/4/2019	0.00010	2,336	33,376,857
	Total	453,049	1,267,363,399

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On January 7, 2019, the Company dismissed AMC Auditing, LLC (the “Former Accountant”) as the Company’s independent registered public accounting firm and on January 7, 2019, the Company engaged Boyle CPA, LLC (the “New Accountant”) as the Company’s independent registered public accounting firm. The engagement of the New Accountant was approved by the Company’s Board of Directors. For more information on the change in accountants, please see our Form 8-K filed with the Securities and Exchange Commission on January 9, 2019.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being March 31, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2019 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2019, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2020: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Positions and Offices Held
Gert Andersen	49	Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director
Pernille Steenfat	44	Chief Operating Officer
Poul Madsen	56	Chief Scientific Officer

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

For the fiscal year ending March 31, 2019, the board of directors:

  Reviewed and discussed the audited financial statements with management, and
  Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended March 31, 2019 to be included in this Annual Report filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended March 31, 2019, other than Forms 4 for Mr. Andersen, which was filed late.

Code of Ethics

As of the date of this Prospectus, we had not adopted a Code of Ethics. We are a small company with few individuals comprising our board and management, which does not warrant the adoption of a Code of Ethics.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended March 31, 2019 and 2018.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gert Andersen Chief Executive Officer, Chief Financial Officer and Director	2019 2018	0 0	0 0	135,000 0	0 0	0 0	0 0	0 0	135,000 0
Penille Steenfat COO	2019 2018	0 0	0 0	135,000 0	0 0	0 0	0 0	0 0	135,000 0
Poul Madsen CSO	2019 2018	0 0	0 0	135,000 0	0 0	0 0	0 0	0 0	135,000 0

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Gert Andersen	-	-	-	-	-	-	-	-	-
Penille Steenfat	-	-	-	-	-	-	-	-	-
Poul Madsen	-	-	-	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 19, 2019, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

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

	Common Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)
Gert Andersen (3)	99,136,363	5%
Penille Steenfat	15,636,363	*
Poul Madsen	15,636,363	*
All Directors and Executive Officers as a Group (3 persons)	130,409,089	6.5%
5% Holders
NONE

* Less than 1%

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 1,917,431,324 shares of common stock outstanding as of June 19, 2019.

(3)	Includes 60,636,363 shares of common stock held in his name, 3,000,000 shares of Series A Preferred Stock held in his name that he may convert into 30,000,000 shares of common stock and 8,500,000 shares of common stock held by 9 Heroes ApS in which he has voting and disposition control.

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

The Note matures in five years from execution. Interest is due and payable on a semiannual basis with the first payment due on January 1, 2019, which we failed to make, and future payments due every six-months afterwards until maturity. At the sole option of the note holder interest may be converted into the Company’s common stock. The conversion price shall be equal to the average of the closing market prices for the Company’s common stock on the OTCQB during the five (5) trading days immediately preceding the due date for such payment. The note is secured by the current and future assets of the Company.

In connection with an assumption of the debt agreement the Company executed a $32,608 promissory note with Mr. Anderson which bears interest at a rate of 10% per annum. During the year ended March 31, 2019 the Company recorded interest of $3,261.

During the year ended March 31, 2019, Gert Anderson, the President and CEO of the Company advanced $17,740 to the Company to pay expenses on behalf of the Company. As of March 31, 2019, $68,106 in advances remain outstanding. The advances bear no interest, are unsecured, and are due on demand.

On July 16, 2018 the Company made a payment of $133,284 to Pharma GP, an entity controlled by our CEO to settle amounts owned under outstanding accounts payable.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended March 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2019	$17,258	$0	$0	$0
2018	$11,046	$0	$0	$0

 PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
2.1	Asset Purchase Agreement(3)
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Certificate of Merger(2)
4.1	8% Secured Note(3)
10.1	Termination and Release Agreement, dated November 8, 2018(3)
10.2	2018 Incentive Plan(4)
31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL).

**provided herewith

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-188610), filed with the Commission on May 15, 2013.
(2)	Incorporated by reference to the Form 8-K filed on April 5, 2017.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-K filed with the Commission on November 13, 2018.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-K filed with the Commission on November 16, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vilacto Bio Inc.

By: /s/ Gert Andersen

Gert Andersen

President, Chief Executive Officer, Principal Executive Officer and Director

June 10, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Gert Andersen

Gert Andersen

President, Chief Executive Officer, Principal Executive Officer and Director

June 10, 2019

