Form 10-Q
period 2019-06-30
Vilacto Bio Inc.
filed 2019-08-19
CIK 1576724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 000-55023

Vilacto Bio, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-3883208
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

The Seagram Building, 375 Park Avenue Suite 2607 New York City, NY 10152
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

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les).Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,137,022,424 common shares as of August 19, 2019

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2019 (unaudited) and March 31, 2019;
F-2	Statements of Operations for the three months ended June 30, 2019 and 2018 (unaudited);
F-3	Statement of Stockholders’ Deficit as of June 30, 2019;
F-4	Statements of Cash Flows for the three months ended June 30, 2019 and 2018 (unaudited); and
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2019 are not necessarily indicative of the results that can be expected for the full year.

3

 VILACTO BIO INC.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2019	March 31, 2019
ASSETS
Current assets
Cash	$120,731	$257,218
Accounts receivable	—	23
Inventory	121,415	119,045
Prepaid expenses	3,792	—
Total current assets	245,938	376,286

Fixed assets, net	10,695	11,302
Intangible assets, net	145,685	150,080

Total assets	402,318	537,668

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$49,065	$76,023
Due to related parties	233,229	176,026
Convertible loans	76,303	274,688
Derivative liabilities	348,484	1,227,041
Loans	174,000	174,000
Loans from related parties	2,032,608	2,032,608
Total current liabilities	2,913,689	3,960,386

Total liabilities	2,913,689	3,960,386

Stockholders' equity (deficit)
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 3,000,000 and 0 shares issued and outstanding as of June 30, 2019 and March 31, 2018, respectively	3,000	3,000
Common stock; $0.001 par value; 4,000,000,000 shares authorized; 1,914,431,324 and 90,000,000 shares issued and outstanding as of June 30, 2019 and March 31, 2018, respectively	1,914,429	597,065
Stock payable	7,642	15,029
Additional paid-in capital	4,032,328	3,820,233
Accumulated earnings (deficit)	(8,468,770)	(7,858,045)
Total stockholders' equity (deficit)	(2,511,371)	(3,422,718)

Total liabilities and stockholders' equity (deficit)	$402,318	$537,668

 The accompanying notes are an integral part of these financial statements.

 VILACTO BIO INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three months Ended
	June 30, 2019	June 30, 2018

Revenues	$5,167	$430

Cost of revenues	4,237	230

Gross profit	930	200

Operating expenses
Royalty expense	—	30,000
Professional fees	7,198	20,895
General and administrative expenses	140,581	66,586
Depreciation and amortization expense	5,002	199
Total operating expenses	152,781	117,680

Loss from operations	(151,851)	(117,480)

Other income (expense)
Gain (loss) on derivative liabilities	(184,834)	268,814
Interest expense	(274,040)	(98,821)
Total other income (expense)	(458,874)	169,993

Net income (loss)	$(610,725)	$52,513

Basic income (loss) per common share	$(0.00)	$0.00

Basic weighted average common shares outstanding	783,415,437	90,000,000

 The accompanying notes are an integral part of these financial statements

 VILACTO BIO INC.

STATEMENT OF STOCKHOLDERS DEFICIT

(UNAUDITED)

For the Three Months Ended June 30, 2018
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, March 31, 2018	—	—	90,000,000	90,000	(22,000)	—	(1,003,914)	(935,914)
Net income	—	—	—	—	—	—	52,513	52,513
Balance, June 30, 2018	—	—	90,000,000	90,000	(22,000)	—	(951,401)	(883,401)

For the Three Months Ended June 30, 2019
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, March 31, 2019	3,000,000	3,000	597,064,715	597,065	3,820,233	15,029	(7,858,045)	(3,422,718)
Shares issued upon conversion of debts	—	—	1,317,366,609	1,317,364	212,095	(7,387)	—	1,522,072
Net loss	—	—	—	—	—	—	(610,725)	(610,725)
Balance, June 30, 2019	3,000,000	3,000	1,914,431,324	1,914,429	4,032,328	7,642	(8,468,770)	(2,511,371)

 The accompanying notes are an integral part of these financial statements

VILACTO BIO INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	June 30, 2019	June 30, 2019
Cash Flows from Operating Activities
Net income (loss)	(610,725)	$52,513
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,002	199
Loss on derivative liability	184,834	(268,814)
Amortization of debt discount	207,731	87,081
Changes in assets and liabilities
(Increase) decrease in accounts receivable	23	(8)
(Increase) decrease in prepaid expense	(3,792)	16,206
(Increase) decrease in inventory	(2,370)	196
Increase (decrease) in accounts payable	66,310	10,692
Net cash from operating activities	(152,987)	(101,935)

Cash Flows from investing
Purchase of intangible assets	—	(5,000)
Net cash used in investing activities	—	(5,000)

Cash Flows from Financing Activities
Advance from related parties	16,500	6,907
Net cash from financing activities	16,500	6,907

Net increase (decrease) in Cash	(136,487)	(100,028)

Beginning cash balance	257,218	148,767

Ending cash balance	$120,731	$48,739

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

 The accompanying notes are an integral part of these financial statements

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2019

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $8,468,770 since its inception, has incurred recurring operating losses, has negative working capital at June 30, 2019 and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2019

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

For the three months ended June 30, 2019 and 2018 the Company reported revenues of $5,167 and $430 respectively.

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivable are presented net of an allowance for doubtful accounts of $0 and $23 at June 30, 2019, and March 31, 2019, respectively.

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There was $120,731 and $48,739 in cash and no cash equivalents as of June 30, 2019, and June 30, 2018, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of June 30, 2019, the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2019

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

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation,” which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. On November 15, 2018, our Board of Directors adopted a 2018 Incentive Plan (the “Plan”) The Plan is designed to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of our company by providing them the opportunity to acquire a proprietary interest in our company and to align their interests and efforts to the long-term interests of our stockholders. As of June 30, 2019, the Company has reserved 9,850,000 shares of common stock under the Plan.

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

JUNE 30, 2019

(UNAUDITED)

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

Recently Issued Accounting Pronouncements – In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018.

We adopted ASC 842 effective January 1, 2019 using the optional transition method of recognizing a cumulative-effect adjustment to the opening balance of retained earnings on April 1, 2019. Therefore, comparative financial information was not adjusted and continues to be reported under the prior lease accounting guidance in ASC 840. We elected the transition relief package of practical expedients, and as a result, we did not assess 1) whether existing or expired contracts contain embedded leases, 2) lease classification for any existing or expired leases, and 3) whether lease origination costs qualified as initial direct costs. We elected the short-term lease practical expedient by establishing an accounting policy to exclude leases with a term of 12 months or less, as well as the land easement practical expedient for maintaining our current accounting policy for existing or expired land easements.

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which modifies the accounting for share-based payment awards issued to nonemployees to largely align it with the accounting for share-based payment awards issued to employees. ASU 2018-07 is effective for us for annual periods beginning April 1, 2019. Management evaluated ASU 2018-07 and determined that the adoption of this new accounting standard did not have a material impact on the Company’s consolidated financial statements.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

4. INVENTORY

Inventory consist of the following as of June 30, 2019 and March 31, 2019:

	June 30, 2019	March 31, 2019
Raw materials	$6,607	$—
Finished Goods	114,808	119,045
Total	$121,415	$119,045

5. PREPAID EXPENSES

Prepaid expenses consist of the following as of June 30, 2019 and March 31, 2019:

	June 30, 2019	March 31, 2019
Prepaid Marketing	$3,792	$—
Total prepaid expenses	$3,792	$—

6. INTANGIBLE ASSETS

Patents and trademarks and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives.

Intangible assets consist of the following as of June 30, 2019 and March 31, 2019:

	June 3, 2019	March 31, 2019
Patents and trademarks	135,850	135,850
Website	21,394	21,394
Less: accumulated amortization	(11,559)	(7,164)
Intangible assets, net of accumulated amortization	145,685	150,080

Amortization expense for the three months ended June 30, 2019 and 2018 was $4,395 and $199, respectively.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

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

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

7. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:	June 30,	March 31,
	2019	2019

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

As of June 30, 2019 the note holder had converted $167,750 in Principal and $54,741 in interest and fees into 608,658,450 shares of the Company’s common stock. (See note 9 for additional details.)

During the three months ended June 30, 2019 and 2018 the Company recorded interest of $19,659 and $5,019, respectively.

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $0 and $55,197 during the three months ended June 30, 2019 and 2018 respectively.

	$—	167,750
Unamortized debt discount	—	—
Total, net of unamortized discount	—	154,005

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

As of June 30, 2019, the note holder had converted $223,033 in Principal and $37,509 in interest and fees into 488,726,857 shares of the Company’s common stock. (See note 9 for additional details.)

During the three months ended June 30, 2019 and 2018 the Company recorded interest of $5,584 and $3,740, respectively.

In July 2018, the Company made a cash payment of principal and interest of $60,000 on the then outstanding balance.

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $0 and $31,164 during the three months ended June 30, 2019 and 2018 respectively.

	—	76,717
Unamortized debt discount	—	—
Total, net of unamortized discount	—	76,717

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

During the three months ended June 30, 2019 the Company recorded interest of $1,292.

As of June 30, 2019, the note holder had converted $110,000 in Principal and $7,025 in interest and fees into 95,049,338 shares of the Company’s common stock. (See note 9 for additional details.)

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $18,000 during the three months ended June 30, 2019.

	—	18,000
Unamortized debt discount	—	(18,000)
Total, net of unamortized discount	—	—

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

During the three months ended June 30, 2019 the Company recorded interest of $260.

As of June 30, 2019, the note holder had converted $50,000 in Principal and $3.698.06 in interest and fees into 82,612,401 shares of the Company’s common stock. (See note 9 for additional details.)

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $15,616 during the three months ended June 30, 2019.

	—	50,000
Unamortized debt discount	—	(15,616)
Total, net of unamortized discount	—	22,055

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

During the three months ended June 30, 2019 the Company recorded interest of $435.

As of June 30, 2019, the note holder had converted $128,000 in Principal and $5,120 in interest and fees into 139,433,306 shares of the Company’s common stock. (See note 9 for additional details.)

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $69,181 during the three months ended June 30, 2019.

	—	128,000
Unamortized debt discount	—	(69,181)
Total, net of unamortized discount	—	58,819

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

During the three months ended June 30, 2019 the Company recorded interest of $436.

As of June 30, 2019, the note holder had converted $53,000 in Principal and $2,120 in interest and fees into 262,055,556 shares of the Company’s common stock. (See note 9 for additional details.)

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $30,137 during the three months ended June 30, 2019.

	—	53,000
Unamortized debt discount	—	(30,137)
Total, net of unamortized discount	—	22,863

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

During the three months ended June 30, 2019 the Company recorded interest of $3,351.

As of June 30, 2019, the note holder had converted $57,807 in Principal into 51,813,209 shares of the Company’s common stock. (See note 9 for additional details.)

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $37,398 during the three months ended June 30, 2019.

	92,193	92,193
Unamortized debt discount	(54,795)	(92,193)
Total, net of unamortized discount	37,398	—

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

During the three months ended June 30, 2019 the Company recorded interest of $536.

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $12,466 during the year ended March 31, 2019.

	50,000	50,000
Unamortized debt discount	(36,027)	(48,493)
Total, net of unamortized discount	13,973	1,507

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

During the three months ended June 30, 2019 the Company recorded interest of $1,746.

As of June 30, 2019, the note holder had converted $30,000 in Principal and $29 in interest and fees into 33,072,177 shares of the Company’s common stock. (See note 9 for additional details.)

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $24,932 during the three months ended June 30, 2019.

	70,000	70,000
Unamortized debt discount	(45,068)	(70,000)
Total, net of unamortized discount	24,932	—

Total	$76,303	274,688

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of March 31, 2019:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$—	$—	$—	$348,484
Warrant and option derivative liabilities	$—	$—	$—	$—
Total	$—	$—	$—	$348,484

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

The Black-Scholes model utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note through March 31, 2018 which was the date the derivative liability was terminated:

Fair value assumptions:	April 1, 2019 through June 30, 2019
Risk free interest rate	2.18-2.43%
Expected term (years)	0.01-1
Expected volatility	247.19%-267.97%
Expected dividends	0%

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

The following table presents a summary of the Company’s derivative liabilities associated with its convertible notes as of June 30, 2019:

Amount
Balance March 31, 2017	$—
Debt discount originated from derivative liabilities	262,500
Initial loss recorded	170,924
Adjustment to derivative liability due to debt settlement	—
Change in fair market value of derivative liabilities	296,313
Balance March 31, 2018	$729,737
Debt discount originated from derivative liabilities	824,050
Initial loss recorded	755,733
Adjustment to derivative liability due to debt settlement	(1,791,931)
Change in fair market value of derivative liabilities	709,452
Balance March 31, 2019	$1,227,041
Debt discount originated from derivative liabilities	—
Initial loss recorded	—
Adjustment to derivative liability due to debt settlement	(1,063,391)
Change in fair market value of derivative liabilities	184,834
Balance June 30, 2019	$348,484

9. LOANS PAYABLE

On January 8, 2018, the Company and four lenders assigned the rights and obligations of a total of $174,500 in promissory notes to a new lender. All the notes bear interest at a rate of 5% per annum and are due within two business days of demand notice all other terms we unchanged. During the three months ended June 30, 2019 the Company recorded interest of $2,169.

10. STOCKHOLDERS’ EQUITY

Overview

As of June 30, 2019, the Company is authorized to issue 4,000,000,000 shares of $0.001 par value common stock and 10,000,000 shares preferred stock, par value $0.001 per share. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

As of June 30, 2019, there were 1,914,431,324 shares of common stock issued and outstanding.

As of June 30, 2019, there were 3,000,000 shares of Preferred stock issued and outstanding.

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

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

Stock issued upon conversion of debts.

The following table presents a summary of the Company’s debt conversions associated with its convertible notes during the three months ended June 30, 2019:

Date of conversion	Effective conversion price	Principal and interest converted	Shares issued upon conversion of debts
4/1/2019	0.00052	15,493	29,793,500
4/1/2019	0.00065	19,292	29,680,076
4/2/2019	0.000455	13,423	29,500,000
4/8/2019	0.00065	22,860	35,169,231
4/10/2019	0.00065	10,891	16,755,385
4/10/2019	0.000455	15,925	35,000,000
4/22/2019	0.001	25,000	25,000,000
4/22/2019	0.001	25,000	25,000,000
4/23/2019	0.0011	25,000	22,727,273
4/24/2019	0.00095	25,000	26,315,789
4/25/2019	0.000455	19,793	43,500,000
4/26/2019	0.00082	15,000	18,292,683
4/29/2019	0.00065	19,947	30,687,785
4/29/2019	0.00082	18,120	22,097,561
5/1/2019	0.00048	14,400	30,000,000
5/2/2019	0.00035	17,150	49,000,000
5/6/2019	0.00032	17,315	54,110,000
5/8/2019	0.000245	12,985	53,000,000
5/13/2019	0.00024	14,269	59,454,800
5/15/2019	0.00014	8,540	61,000,000
5/16/2019	0.00016	10,474	65,465,500
5/20/2019	0.00024	10,600	44,166,667
5/20/2019	0.00024	10,600	44,166,667
5/21/2019	0.00024	10,600	44,166,667
5/22/2019	0.000105	7,245	69,000,000
5/22/2019	0.00018	7,900	43,888,889
5/23/2019	0.00018	8,000	44,444,444
5/28/2019	0.00016	13,311	83,194,900
5/28/2019	0.00018	7,420	41,222,222
5/28/2019	0.0008	15,029	18,786,463
5/31/2019	0.00008	7,152	89,403,250
6/4/2019	0.0001	2,336	33,376,857
6/28/2019	—	7,642	—
Total		1,198,110	1,797,522,235

95,530,100 shares of common stock issuable as a result of conversion of debt were not yet issued on June 30, 2019. The converted amount is thus included in stock payable at June 30, 2019.

VILACTO BIO INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

11. RELATED PARTY TRANSACTIONS

In connection with an assumption of the debt agreement the Company executed a $32,608 promissory note with Mr. Anderson which bears interest at a rate of 10% per annum. During the three months ended June 30, 2019 the Company recorded interest of $813.

During the three months ended June 30, 2019, Gert Anderson, the President and CEO of the Company advanced $16,500 to the Company to pay expenses on behalf of the Company. As of June 30, 2019, $84,606 in advances remain outstanding. The advances bear no interest, are unsecured, and are due on demand.

14. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet through the issuance date of these financial statements in accordance with FASB ASC 855 and has determined that there are no such events that would require adjustment to, or disclosure in, the financial statements except as disclosed below.

Stock issued upon conversion of debts.

The following table presents a summary of the Company’s debt conversions associated with its convertible notes subsequent to June 30, 2019:

Date of Conversion	Effective conversion price	Principal and interest converted	Shares issued upon conversion of debts
7/1/2019	0.0001	7,642	95,530,100
7/12/19	0.0001	2,165	27,061,000
Total	—	9,807	1,222,591,100

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

We signed a license agreement to have Carmen Electra endorse our skin care products. On August 29, 2017, we signed an agreement with Rakuten Super Logistics (known as RSL) to handle our inventory, fulfillment and shipment. In June 2017, we upgraded our production facility to included additional storage containers, improved mixing machines and upscale filtration units. We have also attended skin care products to market our products to the industry.

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

The patent applications and intellectual property include the following:

●	United States Patent Application # 8,637,075 entitled “Colostrum Composition”;

●	European Patent Application # EP2341916 entitled “Colostrum Composition”;

●	Canada Patent Application # 2,773,277 entitled “Colostrum Composition.” These pa

●	Canada Patent Application # 2,773,277 entitled “Colostrum Composition.”

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

Results of Operation for Three Months Ended June 30, 2019 and 2018

Revenues

We generated $5,167 in revenue for the three months ended June 30, 2019, as compared with $430 for the three months ended June 30, 2018. We can provide no assurance that we will generate sufficient revenues from our skin care business to sustain a viable business operation. We recently entered into an Asset Purchase Agreement that we believe will increase our revenues as we are now able to reach internationally with products supported by our newly acquired patent applications. These new products are expected to include an anti-aging cosmetic line, creams for psoriasis and diabetes creams. We are also working in patch and glue for patch/band aids.

Operating Expenses

Operating expenses increased to $152,781 the three months ended June 30, 2019 from $117,680 for the three months ended June 30, 2018.

Our operating expenses for the three months ended June 30, 2019 mainly consisted of general and administrative expenses of $140,581, professional fees of $7,198 and depreciation and amortization expense of $5,002. Our operating expenses for the three months ended June 30, 2018 mainly consisted of general and administrative expenses of $66,586, royalty expense of $30,000, professional fees of $20,895.

Other Expenses

We had other expenses of $458,874 for the three months ended June 30, 2019, compared with other income of $169,993 for the three months ended June 30, 2018.

Our other expenses for the three months ended June 30, 2019 is mainly the result of a $184,834 loss on derivative liabilities and $274,040 in interest expense. Our other income for the three months ended June 30, 2018 is mainly the result of a $268,814 gain on derivative liabilities, offset by $98,821 in interest expense.

We expect that interest expenses will increase in future quarters as we take on more debt to fund out operations.

Net Loss

We recorded a net loss for the three months ended June 30, 2019 of $610,725 compared to a net income of $52,513 for the three months ended June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2019, we had current assets of $245,938 mainly consisting of cash and inventory. Our total current liabilities as of June 30, 2019 were $2,913,689 mainly consisting of related party loans. We therefore had a working capital deficit of $2,667,751 of June 30, 2019.

Operating activities used $152,987 in cash for the three months ended June 30, 2019, as compared with cash used of $101,935 for the same period ended 2018. Our negative operating cash flow for the three months ended June 30, 2019 was mainly the result of our net loss for the period, offset mainly by amortization of debt discounts and the loss on derivative liabilities. In contrast, our negative operating cash flow for the three month ended June 30, 2018 was mainly the result of losses on derivative liabilities.

Investing activities used $0 in cash for the three months ended June 30, 2019, as compared with $5,000 for the same period ended 2018, which was used for the purchase of intangible assets.

Financing activities provided $16,500 for the three months ended June 30, 2019, as compared with cash provided of $6,907 for the same period ended 2018. Our positive financing cash flow for the three months ended June 30, 2019 and 2018 was the result of related party advances.

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

Off Balance Sheet Arrangements

As of June 30, 2019, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate our continuation as a going concern. However, we have limited revenues as of June 30, 2019. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock issued upon conversion of debts.

The following table presents a summary of the Company’s debt conversions associated with its convertible notes during the three months ended June 30, 2019:

Date of conversion	Effective conversion price	Principal and interest converted	Shares issued upon conversion of debts
4/1/2019	0.00052	15,493	29,793,500
4/1/2019	0.00065	19,292	29,680,076
4/2/2019	0.000455	13,423	29,500,000
4/8/2019	0.00065	22,860	35,169,231
4/10/2019	0.00065	10,891	16,755,385
4/10/2019	0.000455	15,925	35,000,000
4/22/2019	0.001	25,000	25,000,000
4/22/2019	0.001	25,000	25,000,000
4/23/2019	0.0011	25,000	22,727,273
4/24/2019	0.00095	25,000	26,315,789
4/25/2019	0.000455	19,793	43,500,000
4/26/2019	0.00082	15,000	18,292,683
4/29/2019	0.00065	19,947	30,687,785
4/29/2019	0.00082	18,120	22,097,561
5/1/2019	0.00048	14,400	30,000,000
5/2/2019	0.00035	17,150	49,000,000
5/6/2019	0.00032	17,315	54,110,000
5/8/2019	0.000245	12,985	53,000,000
5/13/2019	0.00024	14,269	59,454,800
5/15/2019	0.00014	8,540	61,000,000
5/16/2019	0.00016	10,474	65,465,500
5/20/2019	0.00024	10,600	44,166,667
5/20/2019	0.00024	10,600	44,166,667
5/21/2019	0.00024	10,600	44,166,667
5/22/2019	0.000105	7,245	69,000,000
5/22/2019	0.00018	7,900	43,888,889
5/23/2019	0.00018	8,000	44,444,444
5/28/2019	0.00016	13,311	83,194,900
5/28/2019	0.00018	7,420	41,222,222
5/28/2019	0.0008	15,029	18,786,463
5/31/2019	0.00008	7,152	89,403,250
6/4/2019	0.0001	2,336	33,376,857
6/28/2019	-	7,642	-
Total		1,198,110	1,797,522,235

95,530,100 shares of common stock issuable as a result of conversion of debt were not yet issued on June 30, 2019. The converted amount is thus included in stock payable at June 30, 2019. The above issuances were exempt from registration as a result of Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vilacto Bio, Inc.
Date:	August 19, 2019
By:	/s/ Gert Andersen
Gert Andersen
Title:	President, Chief Executive Officer, and Director

