Form 10-Q/A
period 2019-06-30
Vilacto Bio Inc.
filed 2019-08-20
CIK 1576724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,137,022,424 common shares as of August 19, 2019

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the U.S. Securities and Exchange Commission on August 19, 2019 and includes the correct certification exhibits missing in the original filing.

In addition to providing the certification exhibits, the purpose of this Amendment No. 1 is to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No Other changes have been made to the Form 10-Q. This Amendment does not reflect events occurring after the filing of the Form 10-Q, does not update disclosures contained in the Form 10-Q, and does not modify or amend the Form 10-Q except as specifically described in this explanatory note. Accordingly, this Amendment should be read in conjunction with our Form 10-Q and our other filings made with the SEC subsequent to the filing of the Form 10-Q, including any amendments to those filings.

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

Vilacto Bio, Inc.
Date:	August 20, 2019
By:	/s/ Gert Andersen
Gert Andersen
Title:	President, Chief Executive Officer, and Director

